Form 10-K
period 1999-12-31
ORGANIC INC
filed 2000-05-08
CIK 1093709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-29405
                            ------------------------

                                 ORGANIC, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  94-3258989
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                 Identification Number)

                                510 THIRD STREET
                        SAN FRANCISCO, CALIFORNIA 94107
                    (Address of principal executive offices)

                                 (415) 365-5500
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, $0.0001 par value
                    Series C Preferred Stock Purchase Rights
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 2000, there were 87,553,746 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $264,014,976. The aggregate market value was based on the closing price for the Common Stock on the Nasdaq National Market on March 31, 2000.

     Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ORGANIC, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
1.     Business....................................................    3
2.     Properties..................................................   21
3.     Legal Proceedings...........................................   21
4.     Submission of Matters to a Vote of Security Holders.........   21
4A.    Executive Officers of the Registrant........................   22
                                 PART II
       Market for Registrant's Common Equity and Related
5.     Stockholder Matters.........................................   23
6.     Selected Consolidated Financial Data........................   25
       Management's Discussion and Analysis of Financial Condition
7.     and Results of Operations...................................   27
       Quantitative and Qualitative Disclosures About Market
7A.    Risk........................................................   33
8.     Financial Statements and Supplementary Data.................   33
       Changes in and Disagreements with Accountants on Accounting
9.     and Financial Disclosure....................................   58
                                PART III
10.    Directors and Executive Officers of the Registrant..........   58
11.    Executive Compensation......................................   60
       Security Ownership of Certain Beneficial Owners and
12.    Management..................................................   63
13.    Certain Relationships and Related Transactions..............   64
                                 PART IV
       Exhibits, Financial Statement Schedules and Reports on Form
14.    8-K.........................................................   65
SIGNATURES.........................................................   67

                                     PART I

ITEM 1. BUSINESS

     The information in this report contains forward-looking statements that are based on management's current expectations. These forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. For example, words such as "may", "will", "should", "believes", "anticipates", "intends", "estimates", "expects", "projects", "plans", "predicts", "potential", "continue", "strategy" and similar expressions are intended to identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission filing, Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627).

OVERVIEW

     Organic is an international Internet professional services firm. We provide various services to build and operate our clients' online businesses. These services include iBusiness, media, communications and logistics.

     - iBusiness, which refers to our consulting, Web site design and software engineering services through which we develop online business plans and create Web sites;

     - Media, which refers to our services through which we plan and manage online advertising campaigns including electronic mail promotions and affiliate program management;

     - Communications, which refers to our public relations services through which we plan and manage our clients' press and publication relationships as well as product and company launches; and

     - Logistics, which refers to our customer service and fulfillment consulting and transaction management services through which we evaluate, assist and manage our clients' warehouse and customer call center facilities.

     We believe that the Internet has shifted the balance of power from businesses to customers and has created the first truly global marketplace. We also believe that the ultimate customer, whether a business or consumer, is the central and most influential participant in a commercial relationship. We believe that the key to our business is our complete focus on our clients' customers -- the customer-to-business market. We have designed our services in recognition of the challenges our business clients face due to this shift. To become the leading Internet professional services firm, our strategy revolves primarily around leveraging our existing business processes and infrastructure to facilitate our growth globally, expanding our relationships with our existing clients, targeting and soliciting new clients, and retaining our key professionals.

     We have performed work for over 250 clients and have gained significant experience by working with both major offline and emerging Internet companies, including DaimlerChrysler, British Telecommunications, Tommy Hilfiger, Blockbuster, Washington Mutual and Federated Department Stores, Inc.

     We were founded in 1993 as a sole proprietorship and incorporated in Delaware in January 1995. On January 29, 1997, Organic Online, Inc. was renamed Organic Holdings, Inc. and we were formed as a subsidiary under the name Organic Online, Inc. We exchanged 18,323,712 shares of Series A convertible preferred stock and nine shares of common stock for substantially all of the assets and liabilities of Organic Holdings, Inc. Because this reorganization did not result in a change in control, there was no change in the basis of accounting at the time of the reorganization. We changed our name from Organic Online, Inc. to Organic, Inc. on January 28, 1999.

     We were incorporated in Delaware in January 1997. Our principal executive offices are located at 510 Third Street, San Francisco, California 94107.

INDUSTRY BACKGROUND

  CUSTOMER EMPOWERMENT

     The Internet has created an environment for businesses where the competition is only "one click away". Online customers can reach a large number of vendors and can compare pricing and product information in order to obtain higher levels of service and lower prices. These factors have increased the importance of customer satisfaction and loyalty as well as the quality of the online experience, forcing many businesses to redefine the way they build and maintain relationships with their customers.

     As the number of Internet users and the value of transactions over the Internet grow, businesses are becoming increasingly aware of the importance of focusing their online strategies on attracting, servicing and retaining customers. International Data Corporation estimates that the number of Internet users worldwide will grow from 142 million in 1998 to 502 million by 2003. International Data Corporation also estimates that electronic commerce, which totaled approximately $50 billion in 1998, is expected to increase to approximately $1.3 trillion by 2003. This growth in both the number of users and the value of electronic commerce creates significant opportunities and challenges for businesses on the Internet.

  BUSINESSES FACE SIGNIFICANT OPPORTUNITIES AND CHALLENGES ONLINE

     With the Internet removing traditional geographic boundaries, the resulting increase in competition for customers forces both traditional and online businesses to create or redefine themselves in this Internet space. Companies that have never had direct relationships with their end customers can establish them, in some cases bypassing traditional intermediaries. In addition, companies now have the opportunity to form lasting relationships directly with new customers. Some companies must also integrate their online and offline business strategies. In addressing these changes, businesses face significant opportunities and challenges including:

     CREATING STRATEGIES TO ADDRESS ONLINE OPPORTUNITIES. Developing strategies that can be quickly evaluated and implemented is a critical factor in improving the time-to-market for online businesses. Companies that can quickly identify opportunities, target and service diverse groups of customers, define and develop sustainable online business models, and evaluate their online success may improve their performance.

     CREATING A POSITIVE CUSTOMER EXPERIENCE. Companies must create online businesses that deliver consistent, engaging and responsive customer experiences. If done effectively, the foundation for a long-term relationship between the business and the customer is formed.

     CONNECTING WITH POTENTIAL CUSTOMERS ONLINE. Understanding how to communicate with online customers requires businesses to develop new knowledge and skill sets. These skill sets include identifying, targeting, attracting and retaining customers.

     MANAGING INTERNET TECHNOLOGY. Internet technology differs from traditional information technology. Therefore, many businesses do not possess the technical skills required to design, build and maintain a functional and reliable online business. Internet technology requires the expertise to select and build platforms that can handle high volumes of transactions.

     EFFECTIVELY UTILIZING CUSTOMER DATA. Businesses can collect, store and analyze significant quantities of customer information. This information, if properly analyzed, can be used to improve the total customer experience and increase loyalty.

     MEETING CUSTOMER SERVICE AND FULFILLMENT EXPECTATIONS. Often overlooked, customer service and fulfillment services can create long-lasting, positive or negative, impressions with customers. Businesses that can distinguish themselves by offering quality customer service and fulfillment will maximize the value of their customer relationships.

     To capitalize on these opportunities and overcome these challenges, online businesses need to focus on delivering a positive customer experience. Increasingly, this requires the ability to draw upon significant experience in a variety of disciplines, manage large multi-disciplinary teams and successfully deliver an integrated solution worldwide.

  DEMAND FOR INTERNET PROFESSIONAL SERVICES

     Few businesses have the internal capabilities to address the opportunities and challenges of the Internet. The complexity of conducting business online, the rapidly changing technological environment, the need to improve time-to-market and the limited supply of technically proficient internal personnel creates significant demand for Internet professional services. According to a 1998 Dataquest survey, 83% of Fortune 1000 companies currently purchase, or plan to purchase, Internet professional services solutions such as those we provide. Furthermore, International Data Corporation estimates the worldwide market for Internet professional services will grow from $7.8 billion in 1998 to $78.6 billion in 2003, which represents a compound annual growth rate of more than 58%.

     We believe that companies seek Internet professional services firms that deliver complete and integrated global services with a focus on establishing, maintaining and enhancing customer relationships with the appropriate technology. We believe that such firms must have the capabilities to design and build online businesses, use technology as a strategic tool, employ effective marketing strategies and improve customer service and fulfillment to enhance the customer experience.

THE ORGANIC SOLUTION

     We have developed an integrated solution to address the evolving needs of the ultimate customer and our clients. The key elements of the Organic solution are:

  CUSTOMER-TO-BUSINESS MARKET FOCUS

     We are exclusively focused on, and have built our reputation in, the large and growing customer-to-business market. The customer-to-business market encompasses both the traditional business-to-consumer and business-to-business markets, but views the ultimate customer as the central and most influential participant in the commercial relationship.

     We recognize that a complete focus on the customer has become important to our clients as the Internet allows every customer to demand positive online experiences. We help our clients transform their businesses by building them from their customer's perspective, enhancing their ability to create and maintain a direct relationship with their customers and effectively incorporate customer feedback into their business. We believe that we provide a unique value proposition to our clients because we approach our solutions as integrated components in the delivery of customer satisfaction rather than as isolated assignments. This approach requires comprehensive knowledge and skills. Therefore, our projects are typically of substantial size.

  COMPREHENSIVE AND INTEGRATED SERVICE OFFERING

     We deliver value to our clients and their ultimate customers by addressing all of the points of contact in the customer experience. These contact points include advertising and communicating with customers as well as selling and delivering goods or services to them. Since our inception, we have sought to provide an integrated solution by expanding our service offering to meet our clients' evolving needs, including:

     - iBusiness, which refers to our consulting, Web site design and software engineering services through which we develop online business plans and create Web sites;

     - Media, which refers to our services through which we plan and manage online advertising campaigns including electronic mail promotions and affiliate program management;

     - Communications, which refers to our public relations services through which we plan and manage our clients' press and publication relationships as well as product and company launches; and

     - Logistics, which refers to our customer service and fulfillment consulting and transaction management services through which we evaluate, assist and manage our clients' warehouse and customer call center facilities.

     We believe that these disciplines are highly inter-dependent and therefore must be well integrated to create a positive customer experience. Our approach helps us maintain long-term relationships with our clients. This also encourages our clients to use more than one of our service offerings and enables us to assist our clients with the implementation of their online businesses and the refinement of their strategies. Furthermore, the opportunity to have an ongoing role in our clients' online businesses provides us with a recurring revenue base.

  GLOBAL PRESENCE

     The Internet has removed geographic barriers. Many of our multi-national clients demand a consistent brand image and a tailored customer experience, which often requires localized content and specific knowledge about local practices and customs. We believe that establishing a global presence is critical to our clients' and ultimately to our success. Therefore, we will continue to expand internationally, as well as in the United States. As of December 31, 1999, we had offices in three international locations: Sao Paulo, London, and Singapore. During the first quarter of 2000, we opened an additional office in Toronto. As of December 31, 1999, we were serving 21 clients internationally. We believe that our global presence allows us to establish and deepen relationships with multi-national clients and grow with them by effectively meeting the needs of their customers on a global basis.

  TECHNOLOGY AS A STRATEGIC TOOL

     Technology is a critical element in our service offerings and influences our solutions. We combine custom software with third party software and integrate them into the existing technical infrastructure of our clients. Using this approach, we create systems that can handle a high volume of transactions from the Internet as well as the changing demands of customers over time. For example, we obtain information from clients about their potential business and customer needs and recommend various hardware and software.

     In addition to managing the implementation of Internet solutions, we also introduce new technology to our clients. Examples include:

     - We provide rich media online, including Web audio and video;

     - We develop online, transaction-enabled advertising banners, which allow an entire electronic commerce transaction to occur through the banner; and

     - We develop customer service and fulfillment solutions, which use transaction management software to connect our clients' Web sites seamlessly to fulfillment centers.

     These innovations use technology as a strategic tool to deliver a unique and positive customer experience.

  COLLABORATIVE AND BALANCED TEAM APPROACH

     Our client teams work together to design, build and maintain online businesses. Client teams contain individuals from each discipline required by the engagement and are managed by a multi-disciplinary group of team leaders. The team leaders, consisting of a client service representative, known as a client partner, an interactive strategist, a creative leader, a technical leader and a project manager, work in close coordination to ensure successful execution of an engagement. Marketing and public relations and customer service and fulfillment leaders round out each team depending on the scope of the engagement. These team leaders work together as peers to actively manage and monitor each client engagement through the use of milestones, planning and implementation processes and regular feedback mechanisms.

     From planning to design to problem-solving, the expertise of every discipline is involved and team members share knowledge and ideas. This ensures that the strategy we design can be implemented and the technology we recommend meets customer needs. Our corporate culture promotes the open discussion of strategic, design, creative and technical challenges. We believe that this culture allows us to solve problems efficiently and effectively, helping us to deliver on the high expectations of our clients and their customers.

OUR GROWTH STRATEGY

     Our objective is to be the leading Internet professional services firm focused on the customer-to-business market. To achieve this objective, the key elements of our growth strategy include:

  HIRE AND RETAIN THE BEST PEOPLE

     We view our culture and commitment to professional development to be an asset in attracting and retaining our professionals. We have a group of recruiters that identify and hire outstanding professionals, an extensive training and development program to foster employee satisfaction and competitive compensation and benefits programs. Given our growth we also provide our employees with the opportunity for professional mobility by focusing on developing our managers from within the organization. We have invested in local human resources teams for our offices that monitor employee morale and daily human resources operations.

  LEVERAGE OUR BUSINESS PROCESSES AND INFRASTRUCTURE

     We have developed a business model that can accommodate our growth and serve our expanding client base. To support this model, we continue to improve our internal processes by which we manage our business and corporate knowledge including our proprietary workflow methods, our reuse of common programming elements and our use of prototypes. We will continue to invest in our infrastructure including our management information systems, our financial planning processes and controls and our Intranet. Our strategy for office expansion, known as office-in-a-box, is designed to provide both a systematic approach and a blueprint of the processes necessary to efficiently and effectively implement critical business functions in a new office on a global basis. We believe that the development and evolution of these processes and our infrastructure will allow us to continue to effectively manage our growing business operations.

  CONTINUE OUR TRACK RECORD OF INNOVATION

     Our ability to innovate will continue to be an important factor to our business. We have demonstrated a track record of innovation. We led the development of the Apache Web server and initiated the development of network-based tools for measuring Web site performance that led to the establishment of Accrue Software (Nasdaq: ACRU). In addition, we continue to identify and address the changing needs of our clients and their customers through the creation of new service offerings. Our logistics customer service and fulfillment consulting and transaction management services and our practice known as Value Optimization through Improved Customer Engagements, or VOICE(SM), an offering that helps businesses incorporate the needs of the customer into online business operations, are two more such examples. We will continue to develop additional service offerings as we anticipate new customer needs.

  EXPAND OUR RELATIONSHIPS WITH OUR EXISTING CLIENT BASE

     We use our service offerings to expand relationships with our existing clients as their needs change. The Internet has proven to be a highly dynamic and powerful medium and the extent of its global impact on traditional businesses and the creation of new commercial opportunities is not fully known. This gives us the opportunity to sell additional services to our existing clients as their needs change or the scope of our engagement grows. By expanding relationships with our existing clients, we can reduce the cost of acquiring additional revenues, strengthen our partnership with our current clients and increase recurring revenues.

  EFFECTIVELY TARGET AND SOLICIT NEW CLIENTS

     We believe that by targeting new clients we will improve our long-term prospect for success. We target new clients that understand the Internet and that will benefit from using more than one of our service offerings; however, they may use just one of our services. We also pursue engagements that enhance our overall franchise in the Internet professional services industry by allowing us to implement Internet solutions for new industries, technologies and business models. By effectively targeting new clients, we believe that we can build mutually beneficial long-term client relationships and gain valuable experience.

  CONTINUE OUR GLOBAL EXPANSION

     To be a global business, we believe that we need to expand into non-U.S. markets that we anticipate will have an increasing number of Internet customers. To meet our global growth objectives we intend to open new offices, both domestically and internationally, to expand our base of clients and to deepen our relationships with our existing clients. In addition to organic growth, we may make small strategic acquisitions in selected international markets to acquire local talent and experience as appropriate.

     To effectively manage and achieve our planned global growth, we anticipate the need to open a number of new offices over the next several years. To manage our office expansion program we have assembled and trained an experienced corporate development team, which has successfully opened five offices since 1998. The corporate development team led the design of our office-in-a-box program to provide a systematic set of procedures and tools to open new offices, including workflow, project management, recruiting, training and budgeting. As of December 31, 1999, we had domestic offices in San Francisco, New York, Chicago and Detroit, and international offices in London, Sao Paulo, and Singapore. During the first quarter of 2000, we opened an additional office in Toronto, Canada.

ORGANIC SERVICES

     We provide services focused on the total customer experience. We developed our service offerings to meet the changing needs of our clients and their customers and we anticipate that these offerings will continue to evolve and expand. Each of our services is implemented through a team, which consists of interdisciplinary team members. Our current service offerings include:

  IBUSINESS CONSULTING SERVICES

     The value of our iBusiness consulting offering lies in our ability to understand our clients' business objectives, collaborate with our creative and engineering teams and make recommendations that clients can use to create online businesses. Our ability to deliver prototypes provides our clients with the opportunity to have a time-to-market advantage.

       SERVICES PROVIDED. Our iBusiness consulting teams provide Internet-focused business strategy expertise, strategic marketing, branding and research services, and customer service and technology consulting. Our team helps clients identify online market opportunities, define and develop sustainable online business models, understand competitive differentiation, identify, analyze and segment online target markets, develop compelling online brand strategies and evaluate their online efforts. Our research services focus on five key areas including audience profiling, concept testing, site development and usability, brand strategy and market positioning and messaging. Our researchers use surveys, usability testing, one-on-one interviews and focus groups during the development of online businesses.

     IMPLEMENTATION. Our iBusiness consulting teams work with our clients and other specialists within Organic. These teams create a plan, test multiple scenarios and refine that plan based on the rapid prototyping of potential strategies. In addition, our teams share ideas and best practices through education and brainstorming sessions, summits and workshops.

  IBUSINESS WEB SITE DESIGN SERVICES

     Our Web site design teams design a user experience that enhances the interaction and communication between our clients and their customers consistent with our clients' strategic goals and the needs of their customers.

     SERVICES PROVIDED. Our Web site design services involve the creation or extension of a client's online brand identity, defining the theme or unifying concept for the business or media campaign and creating an experience and message to attract and retain customers. At the simplest level, our services involve Web site design, but they also include the design and implementation of the other creative elements of a customer interface, such as online banner advertisements. Our creative team works closely with our strategy and engineering teams to ensure that the technical architecture and the user interface of a client's online business work together to create a consistent, engaging and responsive customer experience.

     IMPLEMENTATION. We implement our Web site design services through experts in four key areas, including:

     - visual design, which focuses on the visual appearance of a Web site to the customer;

     - editorial, which focuses on making interesting text-based content;

     - information architecture, which focuses on site navigation; and

     - interactive art production, which focuses on transforming visual images into an electronic format.

     Our Web site design staff has expertise and training as animators, cinematographers, editors and sound, multi-media and game designers. Our use of prototypes to evaluate interface design, content and customer behavior improves our ability to quickly test multiple scenarios and incorporate feedback into the design and implementation of a solution. The prototyping process also allows us to investigate new uses for applications, technologies and platforms including broadband and interactive television.

  IBUSINESS SOFTWARE ENGINEERING SERVICES

     Our engineering teams combine traditional software engineering and new technologies to implement technical infrastructure recommendations and software that can be adapted for the growth of our clients' businesses.

     SERVICES PROVIDED. We combine custom software with third party software and integrate them into the existing technical infrastructure of our clients. Our Internet expertise includes all aspects of technical design, development and integration related to electronic commerce, Web-based applications development, database systems, content and transaction management tools, and Internet features including community, personalization and customization. We also incorporate the ability to measure site performance and track customer behavior information allowing our clients to calculate their return on investment.

     IMPLEMENTATION. Our software engineering teams analyze a problem and recommend, design and deploy a solution. Our software engineering teams implement interface designs developed in conjunction with our creative teams using interactive technologies including dynamic hypertext markup language, or DHTML, Shockwave and Flash. These technologies allow us to create Web sites that include interactive content, audio and video versus traditional text-based Web sites. Throughout all phases of development, a group of quality assurance specialists work in conjunction with our development teams to ensure that our solutions meet our client's needs.

  MEDIA SERVICES

     Our media services build brands, generate awareness and drive traffic and transactions for our clients' online businesses. We believe we are a significant buyer and manager of online media, and that our accumulated purchasing power and analysis of customer behavior data delivers measurable results for our clients through lower customer acquisition costs, higher customer retention rates and increased revenues.

     SERVICES PROVIDED. Our media teams use their knowledge of customer behavior to design online marketing campaigns and also offer services including direct response, electronic mail promotion, sampling, sponsorships, brand development and affiliate program management. In collaboration with our engineering teams, we have created new "beyond the banner" advertising vehicles using DHTML technology. These advertisements allow entire transactions to be completed within the banner, facilitating commerce by reducing the time and effort required in completing a transaction. This innovation also delivers a consistent branding message and effectively shares information between the Web site and the advertisement. As appropriate, we also extend our media expertise offline either directly or through arrangements with offline agencies.

     IMPLEMENTATION. Creating an online advertising program begins with research and strategic planning from a team that provides overall direction consistent with our client's strategy. The team generally includes an art director, a writer, a technical lead, a performance analyst and a media planner and buyer. The team collaborates to develop advertising designs, promotional or sponsorship ideas, media recommendations and test scenarios and metrics for each campaign. After a marketing program launches, our team analyzes the success of the campaign by reviewing response rates, traffic and transaction volumes and then uses this feedback to refine the campaign or future campaigns.

  COMMUNICATIONS PUBLIC RELATIONS SERVICES

     Our public relations services assist our clients with the management of their ongoing press and publication relationships.

     SERVICES PROVIDED. Our public relations services include:

     - strategic message and identity development, which helps clients position themselves in their markets and differentiate themselves from their competitors in the eyes of current and potential customers;

     - product and company launch or re-launch services, which aim to create awareness of and position a product or company with customers; and

     - broadcast, online and print media and analyst relations services, which help clients enhance their brand recognition.

     IMPLEMENTATION. We work with our clients to assess their public communication objectives, formulate short-term and long-term public relations plans and utilize our industry knowledge and expertise to implement these plans.

  LOGISTICS CUSTOMER SERVICE AND FULFILLMENT CONSULTING SERVICES

     Our customer service and fulfillment consulting offering includes both consulting and transaction management services. We deliver a complete electronic commerce experience to our clients' customers. We provide advice on best practices based on facility visits and audits of 20 electronic commerce fulfillment and customer service providers as well as our proprietary database which contains the logistical features of 500 leading Web sites and profiles of current relevant Web-based applications, including live chat, electronic mail and collaborative filtering.

     SERVICES PROVIDED. Our consulting services include a needs and capabilities assessment, consulting services, technology assessment services, third party vendor selection and negotiation, development of performance monitoring procedures and the integration of customer service and fulfillment functions into our clients' Web operations.

     Our transaction management services provide a complete outsourced solution, including customer service, fulfillment and transportation management services. Our fulfillment specialists monitor the performance of third party fulfillment houses, identify and implement service enhancements and can manage all of the vendors used by our clients. In addition to fulfillment services we also help our clients improve their customer service experience by designing and managing highly automated third party call centers. Our staff incorporates telephone, electronic mail and live chat services that extend beyond traditional order taking and tracking functions in ways that help our clients improve and extend their relationship with their customers and potentially increase satisfaction and loyalty.

     IMPLEMENTATION. Our customer service and fulfillment professionals are experts in electronic commerce distribution and focus on integrating order management, transportation management, customer fulfillment, distribution, payment processing, call center and data management activities.

  INNOVATIVE SERVICE OFFERINGS

     Driven by the needs of our clients and their customers, we continue to develop innovative service offerings. We are developing a service offering called VOICE(SM). We believe that if a company can effectively collect, analyze and use customer information it will improve its business. We developed our VOICE(SM) service to gather information from customers, understand customer behavior and generate useful recommendations for our clients. We believe that VOICE's innovation is based on its use of both behavioral psychology and statistical modeling. We will continue to develop innovative service offerings as we anticipate new customer needs.

SALES AND MARKETING

     Our local business development professionals and client partners market and sell our services. Opportunities are prioritized by client engagement type, vertical industry and the opportunity to innovate. Our marketing efforts are focused on assignments that may use more than one service offering and/or include large, multi-national clients. Extended engagements, defined as multi-year and recurring revenue opportunities with the potential to evolve into relationships that use all of our service offerings are also prioritized. We also pursue basic engagements, which tend to be smaller in size or shorter in duration, when new vertical markets or innovation opportunities exist.

     We target vertical industries based on the size of the market opportunity and the influence of the Internet. Current industry verticals include apparel, automotive, consumer electronics, education, entertainment and content, financial services, healthcare, travel and home categories.

     In addition to new clients, a key component of our growth strategy is the ability to penetrate existing client accounts through the cross selling of additional services. We currently manage opportunities with existing clients through our account management process. In this process, a client partner is responsible for understanding the client's needs and how our other services could be beneficial. All members of the client team meet on a monthly basis to review business development plans with respect to each client and evaluate our progress on earlier initiatives.

     Our business development group is complemented by marketing designed to generate demand and strengthen our brand. We have built our reputation through client references, industry conferences, trade publications and our Web site. To promote our brand, we will continue to pursue a marketing strategy through both Internet and traditional media-based channels to increase our visibility with potential clients and prospective employees. In addition to these formal marketing efforts we have historically established a number of new client relationships based on referrals from previous engagements.

RESEARCH AND DEVELOPMENT

     Our research and development team is focused on assisting local teams with solving problems. Our research and development team also maintains relationships with companies that provide knowledge and recommendations on software, hardware and training that will speed team problem solving.

     We focus on three service lines: engineering, creative and strategy. Our engineering research and development efforts involve investigating new technologies, products and standards. We also develop platforms that allow for rapid solution delivery. While developing core skill sets, our engineering team has taken a technology-agnostic stance, allowing our clients to benefit from objective recommendations. Our engineering research and development supports our teams with the knowledge to quickly select the best technology solution, and if necessary, provide the support to implement it.

     Our creative research and development focuses on both extending and enabling our engineering team efforts. Three areas of particular emphasis are exploratory prototypes, re-use strategies for information design and strategic creative partnerships. Our creative research and development team also collaborates with local creative teams, as well as our strategic consulting and VOICE(SM) teams to increase our understanding of the patterns and interfaces that allow our solutions to connect with their intended audience. Behavioral knowledge and communication expertise is intrinsic to success on any interactive platform; therefore, creative research, analysis and invention are all methodically gathered and shared with our teams.

     Our research and development team also works closely with our strategy teams throughout the organization to create new and enhanced business models, revenue streams and cost savings opportunities for our clients. The end result is faster, more robust, more efficient solutions for developing our client's businesses. The amounts spent on research and development for the years ended December 31, 1999, 1998 and 1997 have not been material.

SUBSIDIARIES AND INTERNATIONAL OPERATIONS

     We have established three wholly owned subsidiaries, namely Organic Media, Inc., Organic Online, Ltd., and Organic.com Private Ltd., which are located in the United States, England and Singapore, respectively. In addition, we have a 70% owned subsidiary, Organic Brasil Comunicacao Interativa Limitada, which is located in Brazil. Our international operations generated revenues of $4.6 million for the year ended December 31, 1999. During the first quarter of 2000, we established Organic Online Canada, Inc., a wholly owned subsidiary in Canada.

SIGNIFICANT CLIENTS

     We derive a significant portion of our revenues from large projects for a limited number of clients. For the year ended December 31, 1999, our five largest clients accounted for approximately 44% of our revenues, with DaimlerChrysler and Blockbuster accounting for approximately 15% and 12%, respectively, of our revenues.

COMPETITION

     The market for Internet professional services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. Further, our industry is experiencing rapid consolidation. Competitors vary in size and in the scope and breadth of the services offered. Currently, our principal competitors include other providers of Internet professional services, such as AGENCY.COM, Lante, iXL, Proxicom, Razorfish, Scient, MarchFirst, Viant and Avenue A. We also encounter competition from several large information technology consulting services providers, such as Andersen Consulting, Cambridge Technology Partners, Cap Gemini, CSC, EDS, IBM and Sapient, and from strategic consulting firms, such as Bain & Company, Booz Allen & Hamilton and Boston Consulting Group. In addition, because there are relatively low barriers to entry in the Internet professional services industry, we anticipate facing additional competition from other established and emerging companies as this market continues to develop and expand.

     We believe that the principal competitive factors affecting our market include the ability to offer a comprehensive suite of services, the ability to handle large, complex projects, the ability to attract and retain the best professionals through our culture, the blending of strategy, creative and engineering expertise, brand recognition and reputation, client service and price. Although we believe that few of our competitors currently offer as comprehensive a suite of services as we offer, many competitors have announced an intention to expand their service offerings through development or by acquiring other companies which provide additional services. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we have. These competitors, as well as new competitors, could develop or offer services that are comparable to, or superior to, ours or are less expensive. The entry of new competitors or changes in the service offerings of existing competitors would harm our business, financial condition, results of operations and cash flows.

INTELLECTUAL PROPERTY

     We rely on a combination of nondisclosure and other contractual arrangements with our employees and third parties, copyright, trademark, service mark and trade secret laws to protect our intellectual property. We are pursuing the protection of our trademarks in the United States and internationally, including filing for trademark registration on foreign registries and enforcing our rights against potential infringement. We have obtained trademark registrations in the United States for the "Organic" and "Organic Online" marks and applied for registration of the "Organic Media" mark and some of our other trademarks and service marks. We are pursuing expanded international trademark and service mark protection. In addition, although we do not currently pursue patent protection for our intellectual property, we may do so in the future, as appropriate.

     If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to our intellectual property rights and proprietary technology, our business could be harmed. Any actions we take may not be adequate to protect our proprietary rights and other companies may develop technologies that are similar or superior to our proprietary technology. In addition, the legal status of intellectual property on the Internet is currently subject to various uncertainties.

     Although we believe that our products and services do not infringe on the intellectual property rights of others and that we have all rights needed to use the intellectual property employed in our business, it is possible that we could in the future become subject to claims alleging infringement of third party intellectual property rights. Any claims could subject us to costly litigation, and may require us to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement.

EMPLOYEES

     As of December 31, 1999, we had 821 full-time employees. Of these, 749 were located in the United States and 72 were located outside the United States. None of our employees is represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

RISK FACTORS

     In addition to other information in this Annual Report on Form 10-K, the following risk factors should be read carefully when evaluating us and our business because such factors currently may have a significant impact on our business, operating results, financial condition and cash flows. Our actual results could differ materially from those projected in any forward-looking statements as a result of the risk factors set forth below and elsewhere in this Annual Report on Form 10-K and the risks discussed in our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627).

RISKS RELATED TO ORGANIC

  WE MAY BE UNABLE TO RECRUIT AND RETAIN THE TALENTED PERSONNEL WHO ARE ESSENTIAL FOR COMPLETING CLIENT PROJECTS, WHICH COULD HARM OUR PERFORMANCE ON EXISTING PROJECTS AND REDUCE OUR ABILITY TO OBTAIN NEW PROJECTS, AND THEREFORE REDUCE OUR REVENUES AND PROFITS

     Our business is labor intensive, and our success depends on identifying, hiring, training and retaining professionals. All of our current employees and senior managers are employed on an at-will basis. If a significant number of our current employees, contractors or any of our senior managers leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenues.

     Even if we retain our current employees and contractors, our management must continually recruit talented professionals for our business to grow. Competition for these employees is intense, particularly in the Internet and high technology industries. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. As of December 31, 1999, we had 821 employees. We believe that we need to hire additional personnel to support our business. The failure to retain or attract the necessary personnel would reduce our capacity to handle new client engagements and therefore our revenue growth, which would seriously harm our business, financial condition, results of operations and cash flows.

  WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR RAPID GROWTH, WHICH COULD RESULT IN OUR BEING UNABLE TO EFFECTIVELY CONTROL OUR COSTS AND IMPLEMENT OUR BUSINESS STRATEGIES

     We began expanding our operations both domestically and internationally in the past year. We believe further expansion will be required to address the anticipated growth in our client base and market opportunities. We also believe expansion into new geographic areas is important because we believe we can better serve clients with resources and professionals located near the client. Our current expansion has placed, and any future expansion may continue to place, a significant strain on our managerial, operational, financial and other resources.

     If we are unable to manage growth effectively or if we experience disruptions during our expansion, our expenses could increase more quickly than revenues or our revenues might be reduced as a result of failure to adequately service new client engagements, either of which would seriously harm our business, financial condition, results of operations and cash flows.

  OUR REVENUES COULD BE SIGNIFICANTLY REDUCED BY THE LOSS OF A MAJOR CLIENT

     We derive a significant portion of our revenues from a limited number of clients. The loss of any major client, if not replaced, could dramatically reduce our revenues. For example, for the year ended December 31, 1999, our five largest clients accounted for approximately 44% of our revenues, with DaimlerChrysler and Blockbuster accounting for approximately 15% and 12% of our revenues, respectively.

  WE MAY HAVE MORE DIFFICULTY COLLECTING OUR ACCOUNTS RECEIVABLE FROM EMERGING GROWTH AND START-UP CLIENTS THAN OTHER CLIENTS, WHICH MAY AFFECT OUR REVENUES AND DAMAGE OUR POTENTIAL PROFITABILITY

     Approximately 25% of our revenues are currently derived from services provided to emerging growth and start-up companies. We believe that we may face certain risks in doing business with emerging growth and start-up clients that we may not face with our mature or established "brick and mortar" clients. Unless we are diligent in invoicing and collecting amounts during the beginning stages of our engagements, we believe we may experience longer payment cycles and problems in collecting accounts receivable with respect to emerging growth and start-up clients.

  OUR LACK OF LONG-TERM CONTRACTS WITH OUR CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES

     We generally do not have long-term contracts with our clients and are generally retained on an engagement-by-engagement basis. These engagements vary in size and scope and cause our revenues to be difficult to predict. In addition, generally our contract provides for termination by either party after notice and a transition period of up to 180 days. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. Because we incur costs based on our expectations of revenues from future engagements, our failure to predict our revenues accurately may cause the increase in our expenses to substantially outpace our revenue growth, which would seriously harm our financial condition, results of operations and cash flows.

  IF WE FAIL TO ACCURATELY PREDICT COSTS RELATED TO OUR FIXED-FEE PROJECTS, WE MAY LOSE MONEY

     Most of our current projects are on a fixed-fee basis, rather than on a time and materials basis. Often, we fix the fee and timeframe before we finalize the design specifications. If we miscalculate the resources or time necessary to complete these projects, to meet client expectations about the services to be performed or to complete projects within budget, we could have cost overruns and we could lose money on these projects, which could seriously harm our operating results. The risk of miscalculations in pricing is high because we work with complex technologies in compressed timeframes, and therefore it can be difficult to judge the time and resources necessary to complete a project.

  WE MAY HAVE DIFFICULTY IN MANAGING OUR INTERNATIONAL EXPANSION AND OPERATIONS, WHICH COULD HARM OUR BUSINESS AND FINANCIAL CONDITION

     A key element of our strategy is to expand our business into international markets. In addition to our domestic operations, we have operations in Sao Paulo, Brazil, which opened in February 1999; London, England, which opened in April 1999; Singapore, which opened in September 1999; and Toronto, Canada, which opened in January 2000. Our international offices provide the same or similar services as our domestic offices, sometimes in conjunction with our domestic offices. Our management may have difficulty in managing our international operations because of distance, as well as language and cultural differences. Our management cannot assure you that they will be able to market and deliver our services successfully in foreign markets.

     Other risks related to our international operations include:

     - success in finding and acquiring suitable strategic acquisition candidates;

     - difficulties arising from staffing and managing foreign operations;

     - legal and regulatory requirements of different countries, including different tax or labor laws;

     - difficulties in using equity incentives for employees;

     - international currency issues, including fluctuations in currency exchange rates;

     - restrictions on the import and export of sensitive technologies, including data security and encryption technologies that we may wish to use in solutions we develop for clients; and

     - potential political or economic instability.

     If any of these risks should materialize, our international and domestic businesses, financial conditions, results of operations and cash flows could be harmed. Our revenues derived from international operations were 5.9% of our total revenues for the year ended December 31, 1999.

  OUR BILLABLE EMPLOYEES MAY BE UNDERUTILIZED IF CLIENTS DO NOT RETAIN OUR SERVICES, WHICH COULD REDUCE OUR REVENUES AND MARGINS AND DAMAGE OUR POTENTIAL PROFITABILITY

     Some of our clients who utilize our services for multiple engagements or in stages may choose not to retain our services for additional stages of a project or may choose to cancel or delay additionally planned projects. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to general business or financial condition of the client. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project, we may be unable to rapidly re-deploy billable employees to other engagements, to minimize under-utilization of those employees. This under-utilization could reduce our revenues and gross margins and damage our potential profitability.

     For example, if DaimlerChrysler, the sole client of our Detroit, Michigan office during 1999, chose not to retain our services, the billable employees in our Detroit office could be underutilized.

  HISTORICALLY WE HAVE GRANTED OPTIONS TO PURCHASE COMMON STOCK AT LOW EXERCISE PRICES, WHICH WILL RESULT IN ADDITIONAL COMPENSATION EXPENSE IN THE FUTURE AND REDUCE OUR REPORTED EARNINGS

     Historically we have granted employees options to purchase our common stock at exercise prices less than the initial public offering price. During the year ended December 31, 1999, we granted options to purchase 15,309,525 shares of common stock to employees and non-employee directors with exercise prices ranging from $0.39 to $2.67 per share. We recognized stock-based compensation expense of $27.4 million for the year ended December 31, 1999 relating to the difference between the exercise price of the options and the offering price of our common stock. As of December 31, 1999, we had an aggregate of $83.4 million of related deferred compensation that will be recognized as the options vest over the next four years which will dilute any future earnings that we may achieve.

  WE ARE LIKELY TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS THAT MAY MAKE THE PRICE OF OUR COMMON STOCK DIFFICULT TO PREDICT

     Our quarterly operating results have varied in the past and we expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. Some important factors affecting our revenues and operating results from quarter to quarter, in order of their relative magnitude are:

     - changes in our operating expenses as we expand operations;

     - timing and execution of major client engagements;

     - the timing and cost of advertising and related media;

     - timing of employee hiring and utilization rates;

     - increases in the number of independent contractors we must hire to meet client needs, which would result in increased costs versus an equivalent number of employees;

     - our ability to develop, market and introduce new and significant online business solutions on a timely basis;

     - our success in obtaining suitable locations for expansion;

     - client budgetary cycles;

     - pricing changes in the industry;

     - demand for our Internet professional services;

     - economic conditions in the Internet professional services market; and

     - legal or regulatory developments regarding the Internet.

     Furthermore, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. These employer payroll taxes will be recorded as operating expenses in the period those options are exercised based on the aggregate gains realized by employees. During a particular quarter, these payroll taxes could be material. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular quarter, we cannot predict what, if any, expense will be recorded in a future quarter and the impact on our future operating results. Our quarterly revenues and operating results are volatile and difficult to predict. Our revenues for the fourth, third, second and first quarters of 1999 were 33.4%, 31.4%, 22.2% and 13.0%, respectively, of our total revenues for the year ended December 31, 1999. Our revenues for the fourth, third, second and first quarters of 1998 were 25.2%, 27.3%, 29.3% and 18.2%, respectively, of our total revenues for the year ended December 31, 1998. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

  THE SEASONALITY OF OUR REVENUES COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO FALL BELOW THE EXPECTATIONS OF MARKET ANALYSTS AND INVESTORS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK

     In general, our clients concentrate their expenditures on our services in the second and third quarters of the calendar year. We expect this concentration of expenditures to result in fluctuations in our revenues between these quarters and the first and fourth quarters of the calendar year. It is also possible that in the future our revenues will decline from one quarter to the next as a result of this concentration. If these fluctuations or declines are greater than market analysts or investors expect, our stock price could decline.

  WE HAVE A HISTORY OF LOSSES AND WE MAY EXPERIENCE LOSSES IN THE FUTURE, WHICH COULD RESULT IN THE MARKET PRICE OF OUR COMMON STOCK DECLINING

     We have experienced operating losses as well as net losses during the years ended December 31, 1999, 1998 and 1997. For the years ended December 31, 1999, 1998 and 1997, our net losses were $38.9 million, $2.8 million and $1.8 million, respectively. For the years ended December 31, 1999, 1998 and 1997, our net losses were 50.0%, 10.0%, and 26.3% of total revenues, respectively. We may not be able to sustain the revenue growth we have experienced or the levels of revenues obtained previously. In addition, we intend to continue to invest heavily in development of our infrastructure and recruiting. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

  WE RELY ON THE SERVICES OF OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL, AND THOSE PERSONS' KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERIENCE WOULD BE DIFFICULT TO REPLACE

     We believe that our success will depend on the continued employment of our senior management team and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. Currently, our key executives are Jonathan Nelson, our Chief Executive Officer and Chairman of the Board, and Michael Hudes, our President. The loss of either of these key employees or our inability to attract or retain other qualified employees could harm our business, financial condition and results of operations. While we currently maintain a key person life insurance policy for Jonathan Nelson, the amount of this insurance may be inadequate to compensate us for his loss.

  WE WILL LIKELY CONTINUE TO FACE INTENSE COMPETITION WHICH COULD HARM OUR OPERATING RESULTS

     The market for Internet professional services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. In addition, our industry is experiencing rapid consolidation. Moreover, many of our competitors have longer operating histories, larger client bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than we do. As a result, our competitors may be able to devote greater resources to marketing campaigns, adopt more aggressive pricing policies or devote substantially more resources to client and business development than us. We also anticipate facing additional competition from new entrants into our markets due to the low barriers of entry. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. In addition, we may from time to time make pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could reduce our profits and harm our financial condition, results of operations and cash flows.

  OUR INVESTMENTS IN CLIENT COMPANIES INVOLVE RISK, INCLUDING LOSING SOME OR ALL OF OUR INVESTMENT, WHICH COULD HARM OUR OPERATING RESULTS

     In exchange for our services we have from time to time made investments in some of our clients. As of December 31, 1999, we had $2.0 million of such investments accounted for on our balance sheet. We may continue to invest in our clients as opportunities arise. In general, these equity investments are structured so our clients pay for all of the costs related to their engagement in cash and use equity incentives to compensate us for a portion of our profit margin. The businesses of the clients in which we invest, however, are generally unproven and involve substantial risk. If these clients' businesses do not succeed, we could lose some or all of our investment, which would harm our operating results and cause our profitability to be lower than it would have been if we had taken payment for our entire engagement in cash.

  OUR BUSINESS OPPORTUNITIES MAY BE RESTRAINED BY CONFLICTS BETWEEN POTENTIAL CLIENTS, WHICH COULD REDUCE OUR POTENTIAL PROFITABILITY

     Conflicts between potential clients are inherent in aspects of our business. We have in the past, and will likely in the future, be unable to pursue potential opportunities because they would result in offering similar services to direct competitors of existing clients. Additionally, we risk alienating existing clients if we provide services to even indirect competitors. Because these potential conflicts may jeopardize revenues generated from existing clients and preclude access to business prospects, these conflicts could cause our operating results to suffer. Furthermore, in limited circumstances, we have agreed not to reuse some software code developed by us for a client for competitors of the client and, in the case of DaimlerChrysler, not to perform work for some competitors. These agreements reduce the number of our prospective clients and the number of potential sources of revenues. In addition, these agreements increase the significance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, we are unlikely to receive future revenues in that particular market.

  WE FACE POTENTIAL LIABILITY FOR DEFECTS OR ERRORS IN THE SOLUTIONS WE DEVELOP, THE OCCURRENCE OF WHICH COULD REDUCE OUR REVENUES

     Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in:

     - delayed or lost client revenues;

     - adverse client reaction to us;

     - negative publicity;

     - additional expenditures to correct the problem; or

     - claims against us for negligence in performing our services or errors in the software code provided by us.

     Our standard contracts limit our damages arising from our negligent conduct and for other potential liabilities in rendering our services. However, these contractual provisions may not protect us from liability for damages. In addition, large claims may not be adequately covered by insurance and may raise our insurance costs.

  IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY, OUR REPUTATION COULD BE DAMAGED AND OUR COMPETITIVE POSITION COULD BE HARMED

     We believe our trademarks, trade secrets and other proprietary rights in our intellectual property, including our trademark name, Organic, software code and Internet business processes we have developed, are important to our success and competitive position. In particular, our trademarks help establish our brand identity and, we believe, enhance the marketability of our services. Our trade secrets, including the Internet business processes we have developed, are a significant aspect of the services we provide. If we are unable to protect our trademarks, trade secrets and other intellectual property against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position could be harmed. We generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary intellectual property. Despite these precautions, our management cannot ensure that these strategies will be adequate to deter misappropriation of our proprietary intellectual property.

     Despite efforts to protect our intellectual property, we also face the following risks:

     - non-recognition or inadequate protection of proprietary rights;

     - undetected misappropriation of proprietary intellectual property or materials;

     - development of similar technologies by competitors;

     - unenforceability of non-competition agreements entered into by our employees; and

     - infringement claims, even if not meritorious, against us.

     If any of these risks materialize, we could be required to pay significant amounts to defend our rights and in some cases to indemnify our customers and as a result the time of our senior management could be diverted.

  WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS AND MAY REQUIRE ADDITIONAL FINANCINGS

     Our future liquidity and capital requirements will depend on numerous factors, including:

     - timing and amount of funds required for, or generated by, operations;

     - success and duration of our expansion program, both domestically and internationally; and

     - unanticipated opportunities or difficulties.

     If our cash flows from operations and existing liquidity resources are insufficient to fund our operations, we may need to obtain additional equity or debt financing. In this case, we may seek to raise additional funds through public or private financings, strategic relationships or other arrangements. This additional funding may not be available on terms acceptable to us, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit our operating flexibility. Moreover, strategic arrangements may require us to relinquish our rights to certain of our intellectual property. Finally, if adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

RISKS RELATED TO OUR INDUSTRY

  OUR SUCCESS DEPENDS ON OUR CLIENTS' WILLINGNESS TO ADOPT AN INTERNET BUSINESS MODEL AND OUTSOURCE THEIR INTERNET NEEDS TO INTERNET PROFESSIONAL SERVICE PROVIDERS

     The market for our services will depend upon the adoption of Internet professional services by companies. Critical issues concerning the use of the Internet remain unresolved and may affect the use of these technologies to solve business problems. Critical issues that influence a client to adopt an Internet business model or expand its business on the Internet include:

     - security of Internet technologies and client information;

     - reliability of the technology and services;

     - cost of development of an electronic business Web site; and

     - administration and bandwidth of the Internet itself.

     The process of implementing or expanding a business on the Internet can be difficult. The difficulty expected or experienced by clients in utilizing the Internet and the expected costs of outsourcing compared to the expected costs of internal development will affect their decisions on hiring and retaining Internet professional services providers. Many entities may choose not to outsource their Internet needs.

     Additionally, some entities would have to make significant changes in their current business practice to adapt to the Internet. Thus, even if the above listed issues were resolved, businesses may choose not to adopt an Internet business model.

  IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES IN THE INTERNET AND THE ELECTRONIC COMMERCE INDUSTRY, OUR BUSINESS WILL BE HARMED

     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online business solutions. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices. The evolving nature of the Internet could render our existing proprietary technology, as well as the skills of our employees, obsolete. Our success will depend, in part, on our ability to:

     - effectively use leading technologies critical to our business;

     - enhance our existing solutions;

     - continue to develop new solutions and technology that address the increasingly sophisticated and varied needs of our current and prospective clients and their customers; and

     - influence and respond to technological advances, emerging industry and regulatory standards and practices and competitive service offerings.

     Our ability to remain technologically competitive may require substantial expenditures and lead-time. If we are unable to adapt in a timely manner to changing market conditions or customer requirements, our business, financial condition, results of operations and cash flows could be seriously harmed.

  OUR REVENUES COULD BE HARMED IF GROWTH IN THE USE OF THE INTERNET OR GROWTH OF ELECTRONIC COMMERCE DOES NOT OCCUR

     Our future success is substantially dependent upon continued growth in the use of the Internet, particularly growth in commerce over the Internet. However, consumer use of the Internet for commerce may not grow as quickly as projected. If the number of users on the Internet does not increase or commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. Capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. Other factors that may affect Internet usage or electronic commerce adoption include:

     - actual or perceived lack of security of information;

     - lack of access and ease of use;

     - congestion of Internet traffic;

     - inconsistent quality or availability of Internet or customer service;

     - possible outages due to difficulties or other damage to the Internet;

     - excessive governmental regulation;

     - uncertainty regarding intellectual property ownership;

     - costs associated with the obsolescence of existing infrastructure; and

     - level of consumer satisfaction with electronic commerce experiences.

     Further, the adoption of the Internet for commerce and communications, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communications, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new Internet-based strategy that may make their existing personnel and infrastructure obsolete. If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable commercial medium, our business, financial condition, results of operations and cash flows could be harmed.

  THE APPLICATION OR ADOPTION OF GOVERNMENT REGULATIONS AND THE EXISTENCE OF LEGAL UNCERTAINTIES MAY HARM OUR BUSINESS

     We, as well as our clients, are subject to regulations applicable to businesses generally, and laws and regulations directly applicable to electronic commerce. However, laws and regulations may be modified or adopted with respect to the Internet relating to user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The modification or adoption of any additional laws or regulations may decrease the expansion of the Internet, which could increase our cost of doing business or decrease demand for our online business solutions.

     In addition, the applicability of existing laws to the Internet remains uncertain with regard to many issues including property ownership, export of encryption technology, sales tax, libel and personal privacy. Any new legislation or regulation in these areas could seriously harm our business, financial condition and results of operations.

     Finally, the application of laws and regulations of jurisdictions where we plan to offer our Internet services could also harm our business. Other states or foreign countries may:

     - require us to qualify to do business as a foreign corporation in each state or foreign country, or otherwise subject us to taxes and penalties;

     - attempt to regulate our Internet solutions;

     - prosecute us for unintentional violations of their laws; or

     - modify or enact new laws in the near future.

ITEM 2. PROPERTIES

     Our headquarters are located in two leased facilities in San Francisco, California consisting of an aggregate of approximately 82,000 square feet of office space. The primary lease consisting of approximately 52,000 square feet expires in September 2002. The secondary lease consisting of approximately 30,000 square feet expires in December 2000. We also have entered into a lease for a new headquarters location in San Francisco consisting of approximately 212,000 square feet of office space, commencing September 2000 and expiring in September 2010. We also lease office space in Chicago, Detroit, New York, London, Sao Paulo and Singapore. We are currently exploring real estate options consistent with our future growth plans. We do not anticipate acquiring property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On February 17, 2000, a former employee filed an action against Organic Holdings, Inc., Organic, Inc., and Jonathan Nelson, the Company's Chief Executive Officer and Chairman of the Board, in the California Superior Court in San Francisco. (Haig v. Organic Holdings, Inc., et al.) An amended complaint was filed on March 22, 2000. The amended complaint asserts several claims based on allegations that the former employee was prevented from exercising his stock options in Organic Holdings. The amended complaint seeks substantial actual and exemplary damages apparently based on the increase in the value of Organic Holdings stock after the initial public offering of two companies in which it owns substantial stakes, including Organic, Inc. The case is in its earliest stages, no response to the complaint has been filed, and no discovery has been taken. Our co-defendants and us believe that these claims lack any merit, and intend to contest them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our executive officers as of December 31, 1999:

                 NAME                   AGE                          POSITION
--------------------------------------  ---   ------------------------------------------------------
Jonathan Nelson.......................  32    Chief Executive Officer and Chairman of the Board
Michael Hudes.........................  38    President and Director
Susan L. Field........................  40    Executive Vice President and Chief Financial Officer
Larry K. Geisel.......................  58    Executive Vice President and Chief Operating Officer
Arthur I. Williams....................  32    Executive Vice President, Global Operations
Daniel J. Lynch.......................  34    President, Logistics
Margaret Maxwell Zagel................  50    Vice President, Chief Legal and Administrative Officer
                                              and Secretary
Matthew Bernardini....................  26    Vice President, Chief Technology Officer
Marita C. Scarfi......................  33    Vice President, Finance
Shelly A. Saunders....................  38    Vice President, Corporate Controller and Treasurer
Janis M. Nakano Spivack...............  36    Vice President, Chief Creative Officer
Lynda Ward Pierce.....................  36    Vice President, Human Resources

     JONATHAN NELSON co-founded our company in 1993 and has served as our Chief Executive Officer and Chairman of the Board since January 1995. From February 1996 to May 1996, Mr. Nelson served as President and Chief Executive Officer of Accrue Software, a developer of network based tools for measuring Web site performance. Mr. Nelson also served as Chairman of the Board of Accrue from February 1996 to November 1999.

     MICHAEL HUDES has served as our President and as a member of our Board of Directors since October 1995 and until August 1999 he also served as our Chief Operating Officer. From October 1993 to September 1995, Mr. Hudes was the Director of Marketing for daVinci Time & Space, an interactive media company.

     SUSAN L. FIELD has served as our Executive Vice President and Chief Financial Officer since June 1999. From June 1997 to April 1999, Ms. Field was employed at Sears, Roebuck and Co., a multi-line retailer providing merchandise and services, most recently as the Senior Vice President -- Strategy, Planning and Corporate Development. From August 1985 to June 1997, Ms. Field served in various capacities at Merrill Lynch & Co., a global investment bank, most recently as a Managing Director.

     LARRY K. GEISEL has served as our Executive Vice President and Chief Operating Officer since September 1999. From April 1998 to September 1999, Mr. Geisel served as the Executive Vice President, Chief Technical Officer of Knowledge Universe, Inc., a holding company focused on educational products and services. From February 1996 to April 1998, Mr. Geisel was the Senior Vice President, Chief Information Officer of Netscape Communications, Inc., a provider of client and server software, development tools and commercial applications. From February 1994 to February 1996, Mr. Geisel was an Executive Vice President of Xerox Corporation, a provider of various document services.

     ARTHUR I. WILLIAMS has served as our Executive Vice President, Global Operations since December 1999. From June 1998 to December 1999, Mr. Williams was the Executive Vice President North America Operations of AGENCY.COM, Ltd., an online marketing and advertising agency, specializing in the development of Web sites. From June 1994 to June 1998, Mr. Williams was the Chief Executive Officer and President of Spiral Media, Inc., a designer of digital media and developer of original content.

     DANIEL J. LYNCH has served as President, Logistics since May 1999. From February 1993 to March 1999, Mr. Lynch served as the Senior Vice President, Marketing and Sales of Technicolor Entertainment, a film processing and distribution company.

     MARGARET MAXWELL ZAGEL has served as our Vice President, Chief Legal and Administrative Officer and Secretary since August 1999. From March 1998 to March 1999, Ms. Zagel served as the Vice President, General Counsel and Secretary of Tellabs Operations, Inc., a manufacturer of telecommunications equipment solutions. From September 1984 to January 1998, Ms. Zagel served as General Counsel of Grant Thornton LLP, an international accounting and management consulting firm.

     MATTHEW BERNARDINI has served as our Vice President, Chief Technology Officer since July 1999, and prior to that, from October 1997 to July 1999, he served as our Director of Engineering. From January 1996 to August 1997, Mr. Bernardini was Vice President, Technology of Meta4Digital Design, an interactive marketing company. From May 1995 to January 1996, Mr. Bernardini was an independent consultant, working as a programmer and developer.

     MARITA C. SCARFI has served as our Vice President, Finance since January 1998. She served as our Director of Finance from January 1997 to January 1998 and as our Controller from July 1996 to July 1997. From August 1988 to July 1996, Ms. Scarfi served as a Manager of Business Assurance for
PricewaterhouseCoopers, an accounting and management services firm.

     SHELLY A. SAUNDERS has served as our Vice President, Corporate Controller and Treasurer since January 2000. From December 1998 to October 1999, Ms. Saunders was the Corporate Controller at Thoratec Laboratories Corporation, a developer, manufacturer and marketer of medical devices. From July 1998 to December 1998, Ms. Saunders was the Life Science Group Controller at Bio-Rad Laboratories, Inc., a multinational manufacturer and distributor of life science research products. From July 1994 to July 1998, Ms. Saunders was the Corporate Controller at American Protective Services, Inc., a provider of security guard and patrol services.

     JANIS M. NAKANO SPIVACK has served as our Vice President, Chief Creative Officer since November 1996. From October 1993 to October 1996, Ms. Spivack was a partner of leftBrain-rightBrain, a provider of consulting, technical and design production expertise to both Web site builders and individual companies. From October 1993 to January 1997, Ms. Spivack was also the President of GoFISH!, a private interactive, online directory of production companies.

     LYNDA WARD PIERCE has served as our Vice President, Human Resources since July 1999. From August 1998 to July 1999, Ms. Pierce served as the Director of Human Resources of The Metzler Group, Inc., a provider of consulting services to the utilities industry. From April 1997 to August 1998, Ms. Pierce served as the Director of Human Resources for LECG, Inc., a provider of expert analysis, litigation support and management consulting. From October 1996 to March 1997, Ms. Pierce served as the Director of Human Resources for Party America, Inc., a party merchandise retailer. From April 1991 to October 1996, Ms. Pierce served as the Manager of Human Resources of Mervyn's, a department store.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  PRICE RANGE OF COMMON STOCK

     Our common stock is traded on the Nasdaq National Market under the symbol "OGNC". Prior to February 10, 2000, there was no established public trading market for any of our securities. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

                                                               HIGH      LOW
                                                              ------    ------
First quarter (from February 10, 2000 through March 31,
  2000).....................................................  $59.02    $20.50

     The above information has been restated to give retroactive effect to the 3-for-1 common stock split on February 8, 2000. On March 31, 2000, the last reported sales price per share of our common stock as reported on the Nasdaq National Market was $21.63.

  HOLDERS

     As of March 31, 2000, we estimate that there were 447 stockholders of record of our common stock. This does not include the number of persons whose stock in a nominee or "street name" accounts through brokers.

  DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, cash flows, capital requirements and such other factors as our Board of Directors deem relevant.

  USE OF PROCEEDS SOLD IN INITIAL PUBLIC OFFERING

     On February 18, 2000, we completed the initial public offering of our common stock. The managing underwriters in the offering were Goldman Sachs & Company, Donaldson, Lufkin & Jenrette, and Thomas Weisel Partners LLC. Our shares of the common stock sold in the offering were registered under the Securities Act of 1933 in a Registration Statement on Form S-1 (File No. 333-91627). The Securities and Exchange Commission declared the Registration Statement effective on February 9, 2000.

     We commenced our offering on February 10, 2000 and consummated our offering on February 18, 2000 after we had sold all of the 6,325,000 shares of common stock registered under the Registration Statement (including 825,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $20.00 per share for an aggregate sales price of $126.5 million.

     We paid a total of approximately $8.9 million in underwriting discounts and commissions and approximately $1.7 million in offering expenses. None of the expenses related to the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or to any persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

     We received net proceeds from the offering of approximately $115.9 million after deducting the underwriting discounts and commissions and the offering expenses. The net offering proceeds have been used for general working capital purposes, to expand our corporate infrastructure, for capital expenditures and for the repayment of our outstanding debt to Omnicom Group under our revolving credit facility.

  SALES OF UNREGISTERED SECURITIES

     From our incorporation to December 31, 1999, we have granted or issued and sold the following unregistered securities:

     1. We have issued stock options to employees, officers, directors and consultants under our 1997 stock option plan to purchase an aggregate of 33,217,950 shares of our common stock, with exercise prices ranging from $0.0011 to $2.6667. Options to purchase an aggregate of 2,867,133 shares have been exercised for an aggregate consideration of $270,096.

     2. On January 29, 1997, we issued nine shares of our common stock and 18,323,712 shares of our Series A preferred stock to Organic Holdings, Inc. for substantially all of the assets and liabilities of Organic Holdings, Inc. Organic Holdings, Inc. retained some of their non-operating assets and liabilities. Concurrent with our initial public offering on February 10, 2000, each preferred share was converted into three common shares.

     3. On January 29, 1997, we issued 3,351,288 shares of our Series A preferred stock at $2.9833 per share to Omnicom Group, Inc. for an aggregate cash consideration of $10,000,000. Concurrent with our initial public offering on February 10, 2000, each preferred share was converted into three common shares.

     4. On February 7, 1999, we issued 1,488,000 shares of our Series B preferred stock at $7.2067 per share to Omnicom Group, Inc. for cash consideration of $7,723,520 plus the settlement of a $3,000,000 short-term bridge loan.

     5. On September 13, 1999, we issued a warrant for 2,249,076 shares of our common stock to Omnicom Group in connection with the revolving credit facility that was entered into on August 27, 1999. This warrant has an exercise price of $0.0033 and remained outstanding as of December 31, 1999. Concurrent with our initial public offering, this warrant was exercised for cash consideration of $7,497.

     No underwriters were employed in connection with any of the transactions set forth above.

     The issuances of securities described in item (1) were deemed to be exempt from registration in reliance on Rule 701 promulgated under the Securities Act of 1993 as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The issuances of securities described in items (2) through (5) were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to distribute and received or had access to adequate information about the Registrant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations and cash flow data for the years ended December 31, 1999, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999 and 1998 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations and cash flow data for the year ended December 31, 1996 and for the period ended December 31, 1995 and the selected balance sheet data as of December 31, 1997, 1996 and 1995 are derived from our audited consolidated financial statements that are not included in this report. The historical results presented below should not be considered indicative of results for any future period. If the amortization of stock-based compensation was not presented separately in operating expenses and was included in the specific components of operating expenses, it would increase professional services expense by approximately $8.4 million and $183,000 for the years ended December 31, 1999 and 1998, respectively, and increase selling, general and administrative expense by approximately $21.0 million, $511,000, $87,000 and $53,000 for the years ended December 31, 1999, 1998, 1997 and 1996, respectively, and approximately $14,000 for the period ended December 31, 1995.

                                                                                                    PERIOD FROM
                                                                                                 JANUARY 31, 1995
                                                       YEARS ENDED DECEMBER 31,                     (INCEPTION)
                                         -----------------------------------------------------        THROUGH
                                            1999          1998          1997          1996       DECEMBER 31, 1995
                                         -----------   -----------   -----------   -----------   -----------------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues...............................  $    77,800   $    27,734   $     6,780   $     4,294      $     1,895
Operating expenses:
  Professional services................       46,254        16,801         4,285         1,889              530
  Selling, general and
    administrative.....................       40,513        12,068         5,473         2,104              655
  Stock compensation and other
    stock-based charges................       29,381           694            87            53               14
                                         -----------   -----------   -----------   -----------      -----------
         Total operating expenses......      116,148        29,563         9,845         4,046            1,199
Operating (loss) income................      (38,348)       (1,829)       (3,065)          248              696
Minority interest in operations of
  consolidated subsidiary..............          (68)           --            --          (106)              --
Interest (expense) income, net.........         (278)           73           283             4               --
                                         -----------   -----------   -----------   -----------      -----------
         Net (loss) income before
           taxes.......................      (38,694)       (1,756)       (2,782)          146              696
Income tax expense (benefit)...........          181         1,010          (997)          (91)             284
                                         -----------   -----------   -----------   -----------      -----------
         Net (loss) income.............  $   (38,875)  $    (2,766)  $    (1,785)  $       237      $       412
                                         ===========   ===========   ===========   ===========      ===========
Net (loss) income per share:(1)(2)
  Basic................................  $    (28.03)  $    (10.81)  $      (668)  $    26,286      $    45,768
                                         ===========   ===========   ===========   ===========      ===========
  Diluted..............................  $    (28.03)  $    (10.81)  $      (668)  $      0.00      $      0.01
                                         ===========   ===========   ===========   ===========      ===========
Weighted average common shares
  outstanding:(1)(2)
  Basic................................    1,386,745       255,888         2,671             9                9
                                         ===========   ===========   ===========   ===========      ===========
  Diluted..............................    1,386,745       255,888         2,671    65,025,009       65,025,009
                                         ===========   ===========   ===========   ===========      ===========
Pro forma basic and diluted net (loss)
  income per share(1)(3)...............  $     (0.55)  $     (0.04)  $     (0.03)  $      0.00      $      0.01
                                         ===========   ===========   ===========   ===========      ===========
Shares used in computing pro forma
  basic and diluted net (loss) income
  per share(1)(3)......................   71,211,105    65,280,888    65,027,671    65,025,009       65,025,009
                                         ===========   ===========   ===========   ===========      ===========

---------------
(1) Amounts have been restated to give retroactive effect to the 3-for-1 common stock split on February 8, 2000.

(2) See Note 1 of Notes to Consolidated Financial Statements for explanation of the determination of the number of weighted average shares used in computing per share data.

(3) The pro forma weighted average number of common shares outstanding includes the pro forma effects of our preferred stock, which automatically converted into common stock upon the closing of our initial public offering, and the warrant, which was exercised into common stock upon the closing of our initial public offering, as if such conversion had occurred at the beginning of each of the periods presented, or at the date of original issuance, if later.

     The unaudited pro forma consolidated balance sheet data reflects our capitalization subsequent to the initial public offering closing in February 2000, which gives effect to the following:

     - the sale of 6,325,000 shares of common stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share, resulting in approximately $115.9 million of net proceeds;

     - the automatic conversion of all of the then outstanding shares of our convertible preferred stock into 69,489,000 shares of common stock; and

     - the exercise of a warrant for 2,249,076 shares of common stock.

                                                                                 DECEMBER 31,
                                                           ---------------------------------------------------------
                                                                                                          PRO FORMA
                                                            1999      1998      1997      1996    1995      1999
                                                           -------   -------   -------   ------   ----   -----------
                                                                     (AMOUNTS IN THOUSANDS)              (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments........  $ 8,385   $ 2,067   $ 6,135   $  243   $ 66    $125,241
Working (deficit) capital................................   (4,680)      339     8,290      307     36     112,176
Total assets.............................................   64,264    17,605    11,426    1,677    979     180,181
Long-term obligations, less current portion..............      478       661       604       --     --         478
Total stockholders' equity...............................   24,778     7,190     9,225      923    338     140,695

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial position and the results of our operations in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under Part I, Item 1, "Business -- Risk Factors" and elsewhere in this report.

OVERVIEW

     Since our founding in 1993 as a sole proprietorship and incorporation in January 1995, we have been an innovator and leader in the Internet professional services industry. We focus on providing an integrated suite of services to our clients including consulting, Web site design and software engineering implementation services; media services; communication public relations services; and logistics customer service and fulfillment consulting services. These services provide our clients with various opportunities to manage and grow their customer and business relationships as the Internet continues to evolve. We have performed work for over 250 major offline and online companies to establish or enhance brands and have introduced several new service lines to address particular client needs.

     We are rapidly growing to accommodate the increasing need for Internet professional service offerings and to better serve our existing clients in their various domestic and international locations. We expect that our revenues will be driven primarily by the number, size and scope of our client engagements and by our professional services headcount. The number, size, and scope of our engagements have been increasing and we expect this trend to continue. We also anticipate our clients will engage us in more of our service offerings over time. For the year ended December 31, 1999, five clients accounted for approximately 44% of our revenues, with DaimlerChrysler and Blockbuster accounting for approximately 15% and 12%, respectively, of our revenues. Revenues from any given client will vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. To the extent that any significant client reduces its use of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could negatively impact our business and results of operations.

     A significant amount of our revenues are derived from providing professional services on a fixed-fee, retainer or time and materials basis. We generally enter into a service agreement with our clients, which establishes the legal and general business terms of our relationship. Our engagements vary depending on what type of services we provide and they range from a few months to more than a year. Generally our client relationships span several years. Revenues from fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting in accordance with Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts", based on the percentage of costs incurred to date to total estimated project costs. We periodically evaluate the actual status of each project to ensure that the estimated cost to complete each contract remains accurate and provisions for estimated losses, if necessary, are made in the period in which such losses are determined. To date, such losses have not been significant. Revenues pursuant to retainer contracts are generally recognized over the life of the contract on a straight-line basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues exclude reimbursable expenses charged to clients. For the year ended December 31, 1999, we opened permanent offices in Detroit, Sao Paulo, London and Singapore. Our international operations collectively accounted for 5.9% of our total revenues for the year ended December 31, 1999. As we continue to expand internationally, we expect to generate a greater percentage of our revenues outside of the United States.

     Our professional services expenses include the direct costs associated with employees and contractors in billable departments. These expenses include salaries, bonuses, benefits, vacation, travel and entertainment expenses. Professional services margins reflect revenues less professional services expenses which are incurred regardless of whether or not a billable employee's time is billed to a client. Historically our professional services expenses have increased and we expect these expenses will continue to increase in the foreseeable future due to increased hiring, wage increases and inflation. Our professional services margins are affected by many factors, including the efficiency with which we utilize our employees and the continuation of our clients in retaining our services. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our professional services margins. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project as expected, we must rapidly re-deploy professional services personnel to other engagements in order to minimize under-utilization which, in turn, would adversely affect professional services margins.

     Our selling, general and administrative expenses primarily consist of our investment in our corporate support services, our employee recruitment, training and retention programs, and our research and development and knowledge management initiatives. Our selling, general and administrative expenses also include the direct costs associated with employees and contractors in non-billable departments, real estate costs and other investments in our corporate support services. As our business continues to grow and expand globally, we expect these expenses will continue to increase in absolute dollars as we continue to hire additional personnel, invest in our knowledge management initiatives, and incur additional infrastructure costs.

     Although revenues have consistently increased from year to year, we have incurred significant investment costs in order to create a leadership position in the highly competitive market in which we operate. As a result, we have incurred significant losses since inception, and, as of December 31, 1999, had an accumulated deficit of $43.6 million. We believe our success is primarily contingent on increasing our customer base, hiring and retaining professionals, and continuing our global expansion. Accordingly, we expect associated headcount and infrastructure costs to continue to increase. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

     Our clients tend to spend proportionally more during the second and third quarters. We expect this seasonality trend to continue in the near term future. Therefore, our operating results have fluctuated significantly from quarter to quarter and thus make the prediction of future operating results very difficult. Our expansion places significant demands on our management and operational resources. We may be unable to manage our growth effectively and as a result, our expenses could increase more quickly than our revenues. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. In addition, although we have experienced significant percentage growth in annual revenues to date, we do not believe that prior growth rates are sustainable or indicative of future operating results. Please refer to the section entitled "Risk Factors" for additional information.

     On January 29, 1997, Organic Online, Inc., a S corporation that contained our operating assets and liabilities at the time, was renamed Organic Holdings, Inc. and we were formed as a subsidiary under the name Organic Online, Inc., a C corporation. We performed this reorganization in connection with an investment by Omnicom Group in our business which, if made directly in Organic Holdings, Inc., would have resulted in the termination of its S corporation status because S corporations may not have owners that are corporate entities. The stockholders of Organic Holdings, Inc. consist of a group of individuals including Jonathan Nelson, the majority owner. We exchanged 18,323,712 shares of Series A preferred stock and nine shares of common stock for substantially all of the assets and liabilities of Organic Holdings, Inc., having a book value of approximately $0.7 million. Certain non-operating assets and liabilities (approximately $0.3 million, net) were retained by Organic Holdings, Inc. and have been excluded from the consolidated financial statements. We also issued a total of 3,351,288 shares of Series A convertible preferred stock to Omnicom Group for an aggregate purchase price of approximately $10.0 million. Because this reorganization did not result in a change in control, there was no change in the basis of accounting at the time of the reorganization. We changed our name from Organic Online, Inc. to Organic, Inc. on January 28, 1999.

RESULTS OF OPERATIONS

     The following table presents our consolidated statement of operations as a percentage of revenues for the periods indicated.

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1999       1998       1997
                                                              -----      -----      -----
Revenues....................................................  100.0%     100.0%     100.0%
Operating expenses:
  Professional services.....................................   59.4       60.6       63.2
  Selling, general and administrative.......................   52.1       43.5       80.7
  Stock compensation and other stock-based charges..........   37.8        2.5        1.3
                                                              -----      -----      -----
          Total operating expenses..........................  149.3      106.6      145.2
Operating loss..............................................  (49.3)      (6.6)     (45.2)
Minority interest in operations of consolidated
  subsidiary................................................   (0.1)       0.0        0.0
Interest (expense) income, net..............................   (0.4)       0.3        4.2
                                                              -----      -----      -----
          Net loss before taxes.............................  (49.8)      (6.3)     (41.0)
Income tax expense (benefit)................................    0.2        3.7      (14.7)
                                                              -----      -----      -----
          Net loss..........................................  (50.0)%    (10.0)%    (26.3)%
                                                              =====      =====      =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  REVENUES

     Our revenues were $77.8 million for the year ended December 31, 1999, an increase of 181% over $27.7 million for the year ended December 31, 1998. This increase was primarily due to increases in the number of clients and size of our engagements. Our increased sales and marketing efforts resulted in the addition of several large accounts, most notably DaimlerChrysler and Blockbuster, which represented 15% and 12%, respectively, of our total revenues for the year ended December 31, 1999. In addition, we began our international expansion by opening permanent offices in Sao Paulo, London and Singapore. These international locations generated 5.9% of our total revenues for the year ended December 31, 1999. To a lesser extent, existing clients also increased the breadth and scope of their engagements with us, attributable, in part, to the addition of customer service and fulfillment consulting services to our service offerings. Our revenues were $27.7 million for the year ended December 31, 1998, an increase of 309% over $6.8 million for the year ended December 31, 1997. This increase was primarily due to increases in the number of clients and the average size of our engagements as a result of increased sales and marketing efforts. This increase also was attributable, in part, to additional revenues generated from our new office in Chicago and from our new marketing and public relations service lines.

  PROFESSIONAL SERVICES

     Our professional services expenses were $46.3 million for the year ended December 31, 1999, an increase of 175% over $16.8 million for the year ended December 31, 1998. This increase was primarily due to an increase of 377 in professional services personnel, increased costs associated with contractors and employee-related benefit accruals in 1999. The increase in professional services headcount resulted from opening new offices in Detroit and the three international locations mentioned previously and continued growth in our San Francisco, New York, and Chicago offices in order to accommodate the increase in the size and number of our projects. Our professional services expenses were $16.8 million for the year ended December 31, 1998, an increase of 292% over $4.3 million for the year ended December 31, 1997. This increase was primarily due to an increase of 132 in our professional services personnel resulting from opening our Chicago office and continued growth in our San Francisco and New York locations in order to accommodate the increase in the volume of our projects. As a percentage of revenues, professional services expenses were 59%, 61% and 63% for the years ended December 31, 1999, 1998 and 1997, respectively.

  SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses were $40.5 million for the year ended December 31, 1999, an increase of 236% over $12.1 million for the year ended December 31, 1998. This increase was primarily due to an increase of 166 in non-billable personnel to support our growth, increased costs associated with the addition of our new offices and improvements in our office infrastructure and increased consulting fees associated with several internal software implementations. Our selling, general and administrative expenses were $12.1 million for the year ended December 31, 1998, an increase of 121% over $5.5 million for the year ended December 31, 1997. This increase reflected an increase of 39 in non-billable personnel, increased costs associated with opening our Chicago office and improving our office infrastructure to accommodate growth, and increased consulting fees associated with several internal software implementations. As a percentage of revenues, selling, general and administrative expenses were 52%, 44% and 81% for the years ended December 31, 1999, 1998 and 1997, respectively.

  STOCK COMPENSATION AND OTHER STOCK-BASED CHARGES

     Stock compensation and other stock-based charges consist of non-cash compensation expenses arising from stock option grants and the issuance of a warrant to Omnicom Group. For the years ended December 31, 1999 and 1998, we recorded aggregate deferred stock-based compensation of $113.9 million and $2.3 million, respectively. This increase was primarily due to an increase in the number of option grants associated with increased hiring of personnel. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the related options, generally 4 years, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. During the years ended December 31, 1999, 1998 and 1997, we recognized stock-based compensation expense of approximately $27.4 million, $694,000 and $87,000, respectively. As of December 31, 1999, we had an aggregate of $83.4 million of related deferred compensation to be amortized. An additional $34.8 million in deferred stock-based compensation was recorded for grants made subsequent to 1999, but prior to our initial public offering. The amortization of stock-based compensation will result in additional charges to operations through fiscal 2003.

     In connection with the $30.0 million revolving credit facility obtained on August 27, 1999, we issued a warrant on September 13, 1999 that entitled Omnicom Group to purchase 2,249,076 shares of common stock and recorded a deferred bank facility charge of approximately $18.2 million. This amount is being amortized on a straight-line basis over the longer of 36 months, the term of the credit facility, or until the credit facility is terminated. For the year ended December 31, 1999, we recognized bank facility expense of $2.0 million.

  INTEREST INCOME (EXPENSE), NET

     Interest income (expense), net is the net of interest income generated from our cash and cash equivalents and short-term investments and interest expense related to our financing obligations. We incurred interest expense, net of approximately $278,000 for the year ended December 31, 1999 and interest income, net of approximately $73,000 and $283,000 for the years ended December 31, 1998 and 1997. We invested our cash balances in money market funds as of December 31, 1999. We expect interest income to increase, as we intend to invest the proceeds from our initial public offering in interest-bearing securities.

  INCOME TAX EXPENSE (BENEFIT)

     Income tax expense in the year ended December 31, 1998 reflects the establishment of a valuation allowance against our net deferred tax asset recorded in the year ended December 31, 1997 due to projections that we would incur a net operating loss for 1998 and the foreseeable future. As of December 31, 1999, we had net operating loss carry-forwards of approximately $8.0 million for federal and state income tax purposes to offset future taxable income. Our federal net operating loss carry-forwards expire in the years 2012, 2013 and 2019 and our state net operating loss carry-forwards expire in the years 2002 through 2004. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have primarily financed our operations through the issuance of convertible preferred stock, borrowings under equipment lines of credit, and borrowings under a revolving credit facility. As of December 31, 1999, we had $8.4 million in cash and cash equivalents.

     Net cash used in operating activities was $5.7 million, $159,000 and $3.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash flows used in operating activities in each year reflect increasing net losses and, to a lesser extent, increases in accounts receivable, partially offset by increases in deferred revenues, accounts payable and accrued expenses, and amortization of stock-based compensation.

     Net cash used in investing activities was $8.9 million, $4.0 million and $3.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash flows used in investing activities in each year primarily reflect purchases of property and equipment and, to a lesser extent, short-term investments. These purchases were partially offset by the proceeds from sales of investments.

     Net cash provided by financing activities was $21.3 million, $1.6 million and $10.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash provided by financing activities for the year ended December 31, 1999 was due to the issuance of Series B convertible preferred stock and borrowings under the revolving credit facility as described below. Net cash provided by financing activities for the year ended December 31, 1998 primarily reflects borrowings from the second credit agreement for the purchase of equipment as described below. Net cash provided by financing activities for the year ended December 31, 1997 was primarily attributable to the issuance of Series A convertible preferred stock as described below.

     Capital expenditures, excluding capital leases, were $9.1 million, $5.6 million, and $1.1 million for the years ended December 31, 1999, 1998 and 1997. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer equipment, computer software, other internal software implementations and leasehold improvements. Since inception, we have generally funded capital expenditures through the use of capital leases, equipment lines of credit and software financing agreements. We expect that our capital expenditures will continue to increase in the future, in part due to the relocation of our headquarters in San Francisco, and that these expenditures will be primarily for the purchase of computer equipment, computer software, internal software implementations and leasehold improvements.

     In February 1999, we issued 1,488,000 shares of Series B convertible preferred stock to Omnicom Group for net cash proceeds of $7.7 million plus the settlement of a $3.0 million short-term bridge loan that was obtained in January 1999. We raised $10.0 million through the issuance of 3,351,288 shares of Series A convertible preferred stock to Omnicom Group in January 1997.

     In 1996, we entered into two lines of credit with a commercial lending institution, Silicon Valley Bank. The first agreement allowed us to borrow up to $2.5 million at the bank's prime lending rate plus 1.5% through July 1999, limited by 75% of our accounts receivable and $1.0 million in outstanding letters of credit. The second agreement, as amended in July 1998, allowed us to borrow up to $1.5 million more for equipment purchases at the bank's prime lending rate plus 0.50%. As of December 31, 1999, there were no amounts outstanding under these agreements.

     On August 27, 1999, we entered into a revolving credit facility with Omnicom Group that allows us to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of our initial public offering. The revolving credit facility is primarily used for working capital purposes. This credit facility contains some restrictions and any borrowings under the credit facility require us to comply with financial covenants and are secured by some of our investments. These financial covenants include minimum revenue targets and limitations on capital equipment purchases. As of December 31, 1999, we had $13.2 million outstanding under this revolving credit facility. Upon the completion of our initial public offering in February 2000, the borrowing limit available under the revolving credit facility was reduced to $15.0 million at the lender's commercial paper rate plus 1.25% through September 30, 2002 and the amount outstanding including interest was repaid.

     We have several capital leases with various vendors for equipment used in our operations with lease terms ranging from four to six years. In aggregate, the leases carry an implicit interest rate of 8.25% and the monthly payments range from $1,000 to $5,000 under the terms of these leases. As of December 31, 1999, the remaining aggregate obligation under these capital leases was approximately $141,000.

     On February 10, 2000, we completed an initial public offering of 6,325,000 shares of our common stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share and realized net proceeds of approximately $115.9 million. We believe that the net proceeds from the offering, together with our existing liquidity sources and expected cash flows from operations, if any, will be sufficient to meet our present growth strategies and related working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. We cannot be certain that such additional financing will be readily available or can be obtained, if at all, on terms that is favorable to us. In the near term, we do not have any current plans for further equity offerings, including a follow-on public offering which could cause significant dilution for our existing shareholders.

IMPACT OF YEAR 2000

     The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The year 2000 problem existed because many computer systems and software products use only the last two digits to refer to a year, creating the potential for computerized programs to treat "00" as the year 1900, rather than as the year 2000, in date-sensitive calculations. In our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627), we discussed the nature and progress of our plans to prepare for any system or processing failures that could occur as a result of this problem. In late 1999, we completed our review of our year 2000 readiness programs, including our assessment of our internal systems as well as those of third parties with whom we have material interactions. As a result of our planning and implementation efforts, we have experienced to date no significant disruptions in either our internal operations or in our client deliverables. The few issues that have been noted were dealt with at the time they arose. Our costs to date concerning the year 2000 problem have not been material. We are not aware of any material problems resulting from year 2000 issues, either with our internal systems, our software products, or the products and services we deliver to our clients. We will continue to monitor both our internal operations and those of our vendors and clients throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require us to recognize all derivatives on the balance sheet at fair value. The Statement requires that derivative instruments used to hedge be identified specifically to assets, liabilities, unrecognized firm commitments or forecasted transactions. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value or cash flows. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. We believe that the adoption of this Statement will not have a material effect on our consolidated financial position, results of operations or cash flows.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This Statement provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. We adopted Statement of Position 98-1 as of January 1, 1999. The adoption of this Statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This Statement requires that entities expense start-up costs and organization costs as they are incurred. We adopted Statement of Position 98-5 as of January 1, 1999. As we have expensed these costs historically, the adoption of this Statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

     In November 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Staff Accounting Bulletin No. 100 expresses the views of the Securities and Exchange Commission staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. Staff Accounting Bulletin No. 101 expresses the views of the Securities and Exchange Commission staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. We do not anticipate that these Staff Accounting Bulletins will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

  FOREIGN CURRENCY RISK

     We face foreign currency risks primarily as a result of the revenues we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency.

     We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the year ended December 31, 1999 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, and the related notes thereto, of Organic, Inc. and the Report of Independent Accountants are filed as a part of this Annual Report on Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    34
Consolidated Balance Sheets at December 31, 1999 and 1998...    35
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    36
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    37
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    38
Notes to Consolidated Financial Statements..................    39
Report of Independent Accountants on Financial Statement
  Schedule..................................................    56
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts for the years ended December 31, 1999, 1998 and
  1997......................................................    57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Organic, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Organic, Inc. and its subsidiaries, at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of Organic, Inc.'s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 1, 2000,
except for Note 11 for which
the date is May 6, 2000

                         ORGANIC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,         PRO FORMA
                                                              -------------------    DECEMBER 31,
                                                                1999       1998          1999
                                                              --------    -------    ------------
                                                                                     (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,385    $ 1,667      $125,241
  Short-term investments....................................        --        400            --
  Accounts receivable, net of allowance of $1,078 and $283
    at December 31, 1999 and 1998, respectively.............    15,487      5,447        15,487
  Accounts receivable -- media spending.....................     3,282      1,472         3,282
  Costs in excess of billings...............................     5,248        574         5,248
  Deposits and prepaid expenses.............................     1,327        287         1,327
  Other assets..............................................       265        108           265
                                                              --------    -------      --------
        Total current assets................................    33,994      9,955       150,850
  Property and equipment, net...............................    10,759      6,570        10,759
  Long-term investments.....................................     1,990        602         1,990
  Deferred bank facility charge, net of accumulated
    amortization of $2,017 at
    December 31, 1999.......................................    16,134         --        16,134
  Other assets..............................................     1,387        478           448
                                                              --------    -------      --------
        Total assets........................................  $ 64,264    $17,605      $180,181
                                                              ========    =======      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,232    $ 3,899      $  3,232
  Current portion of long-term debt.........................    13,450      2,735        13,450
  Current portion of obligations under capital leases.......        44         36            44
  Accrued expenses..........................................     5,245        674         5,245
  Accrued employee costs....................................     4,206        187         4,206
  Deferred rent.............................................       345         --           345
  Deferred revenue..........................................     6,357      1,013         6,357
  Deferred revenue -- media spending........................     5,795      1,072         5,795
                                                              --------    -------      --------
        Total current liabilities...........................    38,674      9,616        38,674
  Long-term debt, net of current portion....................       381        553           381
  Obligations under capital leases, net of current
    portion.................................................        97        108            97
  Deferred rent.............................................        --        138            --
                                                              --------    -------      --------
        Total liabilities...................................    39,152     10,415        39,152
                                                              --------    -------      --------
Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary................       334         --           334
Stockholders' equity:
  Series A convertible preferred stock, $.0001 par value,
    21,675,000 shares authorized, issued and outstanding at
    December 31, 1999 and 1998 (none pro forma) (aggregate
    liquidation preference $64,664).........................         2          2            --
  Series B convertible preferred stock, $.0001 par value,
    1,488,000 shares authorized,
    issued and outstanding at December 31, 1999 (none pro
    forma) (aggregate liquidation
    preference $10,724).....................................        --         --            --
  Common stock, $.0001 par value, 200,000,000 shares
    authorized, 2,844,642 and
    902,817 shares issued and outstanding at December 31,
    1999 and 1998, respectively
    (80,907,718 pro forma)..................................        --         --             8
  Additional paid-in capital................................   151,743     13,584       267,654
  Deferred compensation.....................................   (83,370)    (1,664)      (83,370)
  Accumulated deficit.......................................   (43,607)    (4,732)      (43,607)
  Accumulated other comprehensive income....................        10         --            10
                                                              --------    -------      --------
        Total stockholders' equity..........................    24,778      7,190       140,695
                                                              --------    -------      --------
        Total liabilities and stockholders' equity..........  $ 64,264    $17,605      $180,181
                                                              ========    =======      ========

The accompanying notes are an integral part of these consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
Revenues....................................................  $    77,800    $    27,734    $     6,780
Operating expenses:
  Professional services (exclusive of $8,415, $183 and $0
    reported below of stock-based compensation for the years
    ended 1999, 1998 and 1997)..............................       46,254         16,801          4,285
  Selling, general and administrative (exclusive of $20,966,
    $511 and $87 reported below of stock-based compensation
    for the years ended 1999, 1998 and 1997)................       40,513         12,068          5,473
  Stock compensation and other stock-based charges..........       29,381            694             87
                                                              -----------    -----------    -----------
        Total operating expenses............................      116,148         29,563          9,845
                                                              -----------    -----------    -----------
Operating loss..............................................      (38,348)        (1,829)        (3,065)
Minority interest in operations of consolidated
  subsidiary................................................          (68)            --             --
Interest (expense) income, net..............................         (278)            73            283
                                                              -----------    -----------    -----------
        Net loss before taxes...............................      (38,694)        (1,756)        (2,782)
Income tax expense (benefit)................................          181          1,010           (997)
                                                              -----------    -----------    -----------
        Net loss............................................  $   (38,875)   $    (2,766)   $    (1,785)
                                                              ===========    ===========    ===========
Basic and diluted net loss per share........................  $    (28.03)   $    (10.81)   $      (668)
                                                              ===========    ===========    ===========
Weighted average common shares outstanding -- basic and
  diluted...................................................    1,386,745        255,888          2,671
                                                              ===========    ===========    ===========
Unaudited pro forma basic and diluted net loss per share....  $     (0.55)   $     (0.04)   $     (0.03)
                                                              ===========    ===========    ===========
Unaudited pro forma weighted average common shares
  outstanding -- basic and diluted..........................   71,211,105     65,280,888     65,027,671
                                                              ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                    --------------------   -------------------    PAID-IN       DEFERRED     ACCUMULATED
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     COMPENSATION     DEFICIT
                                    ----------   -------   ---------   -------   ----------   ------------   -----------
BALANCE AT DECEMBER 31, 1996......          --     $--            --     $--      $  1,621     $    (518)     $   (181)
Issuance of Series A convertible
  preferred stock on
  reorganization..................  18,323,712      2              9     --             (2)           --            --
Issuance of Series A convertible
  preferred stock.................   3,351,288     --             --     --         10,000            --            --
Common stock options exercised....          --     --          6,993     --              1            --            --
Amortization of deferred stock-
  based compensation..............          --     --             --     --             --            87            --
Reduction in deferred stock-based
  compensation expense related to
  stock options cancelled.........          --     --             --     --           (370)          370            --
Net loss..........................          --     --             --     --             --            --        (1,785)
                                    ----------   -------   ---------   -------    --------     ---------      --------
BALANCE AT DECEMBER 31, 1997......  21,675,000      2          7,002     --         11,250           (61)       (1,966)
Common stock options exercised....          --     --        895,815     --             37            --            --
Deferred stock-based
  compensation....................          --     --             --     --          2,348        (2,348)           --
Amortization of deferred stock-
  based compensation..............          --     --             --     --             --           694            --
Reduction in deferred stock-based
  compensation expense related to
  stock options cancelled.........          --     --             --     --            (51)           51            --
Net loss..........................          --     --             --     --             --            --        (2,766)
                                    ----------   -------   ---------   -------    --------     ---------      --------
BALANCE AT DECEMBER 31, 1998......  21,675,000      2        902,817     --         13,584        (1,664)       (4,732)
Issuance of Series B convertible
  preferred stock, net of issuance
  costs of $6.....................   1,488,000     --             --     --         10,718            --            --
Common stock options exercised....          --     --      1,964,325     --            233            --            --
Common stock options
  repurchased.....................          --     --        (22,500)    --            (13)           --            --
Deferred stock-based
  compensation....................          --     --             --     --        113,937      (113,937)           --
Amortization of deferred stock-
  based compensation..............          --     --             --     --             --        27,364            --
Reduction in deferred stock-based
  compensation expense related to
  stock options cancelled.........          --     --             --     --         (4,867)        4,867            --
Issuance of common stock
  warrants........................          --     --             --     --         18,151            --            --
  Net loss........................          --     --             --     --             --            --       (38,875)
Foreign currency translation
  adjustment......................          --     --             --     --             --            --            --
Comprehensive loss................
                                    ----------   -------   ---------   -------    --------     ---------      --------
BALANCE AT DECEMBER 31, 1999......  23,163,000     $ 2     2,844,642     $--      $151,743     $ (83,370)     $(43,607)
                                    ==========   =======   =========   =======    ========     =========      ========

                                     ACCUMULATED
                                        OTHER           TOTAL
                                    COMPREHENSIVE   STOCKHOLDERS'
                                       INCOME          EQUITY
                                    -------------   -------------
BALANCE AT DECEMBER 31, 1996......      $--           $    922
Issuance of Series A convertible
  preferred stock on
  reorganization..................       --                 --
Issuance of Series A convertible
  preferred stock.................       --             10,000
Common stock options exercised....       --                  1
Amortization of deferred stock-
  based compensation..............       --                 87
Reduction in deferred stock-based
  compensation expense related to
  stock options cancelled.........       --                 --
Net loss..........................       --             (1,785)
                                    ------------      --------
BALANCE AT DECEMBER 31, 1997......       --              9,225
Common stock options exercised....       --                 37
Deferred stock-based
  compensation....................       --                 --
Amortization of deferred stock-
  based compensation..............       --                694
Reduction in deferred stock-based
  compensation expense related to
  stock options cancelled.........       --                 --
Net loss..........................       --             (2,766)
                                    ------------      --------
BALANCE AT DECEMBER 31, 1998......       --              7,190
Issuance of Series B convertible
  preferred stock, net of issuance
  costs of $6.....................       --             10,718
Common stock options exercised....       --                233
Common stock options
  repurchased.....................       --                (13)
Deferred stock-based
  compensation....................       --                 --
Amortization of deferred stock-
  based compensation..............       --             27,364
Reduction in deferred stock-based
  compensation expense related to
  stock options cancelled.........       --                 --
Issuance of common stock
  warrants........................       --             18,151
  Net loss........................       --            (38,875)
Foreign currency translation
  adjustment......................       10                 10
                                                      --------
Comprehensive loss................                     (38,865)
                                    ------------      --------
BALANCE AT DECEMBER 31, 1999......      $10           $ 24,778
                                    ============      ========

The accompanying notes are an integral part of these consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(38,875)   $(2,766)   $(1,785)
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization...........................     3,975      1,248        432
    Stock-based compensation and other stock-based
     charges................................................    29,381        694         87
    Provision for doubtful accounts and sales returns.......     1,120        280         --
    Write-off of fixed assets...............................     1,247         12         --
    Minority interest in operations of consolidated
     subsidiary.............................................       334         --         --
    Provision (benefit) for deferred income taxes...........        --      1,000     (1,000)
    Revenue recognized in exchange for investments..........    (1,187)      (577)      (100)
    Changes in assets and liabilities:
      Increase in accounts receivable.......................   (13,170)    (4,622)    (1,911)
      (Increase) decrease in costs in excess of billings....    (4,674)      (571)        34
      Increase in deposits and prepaid expenses.............    (1,044)      (127)      (138)
      Increase in other assets..............................      (984)      (480)       (76)
      Increase in accounts payable and accrued expenses.....     7,830      3,878        603
      Increase in deferred revenue..........................    10,067      1,734        235
      Increase in deferred rent.............................       207        138         --
      Increase in income taxes payable......................        93         --         --
                                                              --------    -------    -------
        Net cash used in operating activities...............    (5,680)      (159)    (3,619)
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (9,137)    (5,579)    (1,099)
  Purchase of long-term investments.........................      (200)        --         --
  Purchase of short-term investments........................    (2,005)    (1,865)    (2,271)
  Proceeds from the sale and maturity of short-term
    investments.............................................     2,405      3,336        400
  Proceeds from the sale of long-term investments...........        --         75         --
                                                              --------    -------    -------
        Net cash used in investing activities...............    (8,937)    (4,033)    (2,970)
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Series A and B convertible
    preferred stock, net....................................     7,718         --     10,000
  Proceeds from exercises of common stock options...........       233         37          1
  Proceeds from long-term debt..............................    26,230      1,938        757
  Payments for repurchase of common stock options...........       (13)        --         --
  Payments on notes payable -- related party................        --         --         (8)
  Payments on capital leases................................       (39)       (25)        --
  Payments on long-term debt................................   (12,804)      (355)      (140)
                                                              --------    -------    -------
        Net cash provided by financing activities...........    21,325      1,595     10,610
        Effect of exchange rate changes on cash and cash
        equivalents.........................................        10         --         --
                                                              --------    -------    -------
        Net increase (decrease) in cash and cash
        equivalents.........................................     6,718     (2,597)     4,021
Cash and cash equivalents at beginning of period............     1,667      4,264        243
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $  8,385    $ 1,667    $ 4,264
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for interest....................................  $    571    $   138    $    44
                                                              ========    =======    =======
  Cash paid for income taxes................................  $    110    $    90    $     5
                                                              ========    =======    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under financing
    obligations.............................................  $    153    $   906    $    --
                                                              ========    =======    =======
  Conversion of debt into preferred stock...................  $  3,000    $    --    $    --
                                                              ========    =======    =======
  Issuance of common stock warrants.........................  $ 18,151    $    --    $    --
                                                              ========    =======    =======
  Deferred stock-based compensation.........................  $113,937    $ 2,348    $    --
                                                              ========    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY

     Organic Inc. ("Organic" or "the Company") is an international Internet professional services firm focused on the customer-to-business market. The Company provides services to its clients including management consulting; creative design and engineering implementation services; marketing services; public relations services; and customer service and fulfillment consulting and transaction management services. The marketing and public relations services are typically provided under long-term agreements. The customer service and fulfillment consulting and transaction management services are typically provided under contracts that range from a few months to over a year.

     The accompanying financial statements present the results of operations of the Company and its predecessor, Organic Online, Inc. On January 29, 1997, Organic Online Inc. was renamed Organic Holdings, Inc. and the Company was formed as a subsidiary under the name Organic Online, Inc. The Company exchanged 18,323,712 shares of Series A convertible preferred stock and nine shares of common stock for substantially all of the assets and liabilities of Organic Holdings, Inc. Certain non-operating assets and liabilities (approximately $0.3 million, net) were retained by Organic Holdings, Inc. and have been excluded from the accompanying financial statements. Because this reorganization did not result in a change in control of the Company, there was no change in the basis of accounting at the time of the reorganization. The Company changed its name from Organic Online, Inc. to Organic, Inc. on January 28, 1999.

  INITIAL PUBLIC OFFERING

     In February 2000, the Company completed its initial public offering ("IPO") of 6,325,000 shares of its common stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share. The Company sold all of the shares of common stock and realized proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $115.9 million. Upon the closing date of the IPO, all of the convertible preferred stock outstanding prior to the IPO was converted into 69,489,000 shares of common stock. In addition, a warrant issued to Omnicom Group was exercised for 2,249,076 shares of common stock.

  CONSOLIDATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements include the accounts of the Company's wholly owned subsidiaries, Organic Media, Inc., Organic Online, Ltd., and Organic.com Private Ltd., and its share of a 70% owned subsidiary, Organic Brasil Comunicacao Interativa Limitada. All intercompany transactions have been eliminated in consolidation.

     On May 25, 1999, the Company's Board of Directors effected a 3-for-1 split of its outstanding shares of common and preferred stock. On February 8, 2000, the Company effected a 3-for-1 split of its outstanding shares of common stock. All share and per share information included in these financial statements have been retroactively adjusted to reflect these stock splits.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist primarily of cash and investments in a money market fund. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

  SHORT-TERM INVESTMENTS

     The Company classifies its investments in certain debt and equity securities as available for sale securities. Accordingly, these investments are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. The Company recognizes gains and losses when securities are sold using the specific identification method. For the years ended December 31, 1999, 1998 and 1997, the Company did not recognize any material gains or losses upon the sale of securities.

  CONCENTRATION OF CREDIT RISK

     The Company extends credit to customers based on an evaluation of their financial condition and collateral is not required. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Revenues derived from customers outside the United States have not been significant. At December 31, 1999 and 1998, one customer and two customers accounted for 11% and 24% of total accounts receivable, respectively. For the years ended December 31, 1999 and 1998, two customers and one customer accounted for 27% and 12% of the Company's revenues, respectively. For the year ended December 31, 1997, no customers accounted for more than 10% of the Company's revenues.

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold improvements and equipment under capital leases are amortized over the lease term or estimated useful lives, whichever is shorter. Repairs and maintenance costs are charged to expense when incurred. When assets are sold or retired, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and accrued employee costs approximate fair value because of the short-term maturity of these instruments. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Based upon borrowing rates currently available to the Company with similar terms, the carrying value of long-term debt and capital lease obligations approximate fair value.

  DEFERRED OFFERING COSTS

     At December 31, 1999, specific incremental costs directly attributable to the planned IPO process have been deferred. These deferred costs, totaling approximately $939,000, are included in other assets on the consolidated balance sheet. These costs were charged against additional paid-in capital in connection with the consummation of the IPO in February 2000.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. dollars) at the foreign exchange rate in effect at the balance sheet date, while revenues and expenses for the year are translated at the average exchange rate in effect during the year. Translation gains and losses are not included in determining net income or loss but are accumulated and reported in stockholders' equity, as a component of other comprehensive income, on a net of tax basis. The Company has not entered into hedging contracts during any of the periods presented.

  REVENUE RECOGNITION

     Revenues on contracts are recorded using the percentage-of-completion method, retainer basis, or on a time and materials basis. Under the percentage-of-completion method, revenues on contracts are recognized based on the percentage of costs incurred to date to total estimated project costs in accordance with Statement of Position ("SOP") 81-1. Earned but unbilled project revenues are classified under current assets as costs in excess of billings. Deferred revenues include billings in excess of project revenues earned, amounts payable on behalf of and billed to customers, and cash received and other amounts billed in advance for services to be performed. The Company periodically evaluates the estimated costs to complete its contracts. Provisions for losses are recognized on uncompleted contracts when they become known. Under the retainer basis, which relates primarily to media and communications, revenues on contracts are recognized over the life of the contracts on a straight-line basis. Under the time and materials basis, revenues on contracts are recognized based on agreed-upon hourly rates for the positions that recorded time on the project during the period plus any materials used and charged against the project. Sales of other services are recorded as revenues when these services are rendered. Revenues exclude reimbursable expenses charged to clients.

  ADVERTISING EXPENSES

     The Company expenses the cost of advertising and promoting its services as incurred. These costs are included in selling, general and administrative on the statement of operations. Advertising expense was approximately $568,000, $52,000 and $42,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  INCOME TAXES

     Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that the Company expects to realize.

  NET LOSS PER SHARE

     The Company computes basic net loss per share by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders for the period by the

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) weighted average number of common and, when dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of common stock subject to repurchase rights, the incremental common shares issuable upon the exercise of the stock options and warrant (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method).

  PRO FORMA NET LOSS PER SHARE (UNAUDITED)

     Unaudited pro forma net loss per share for the years ended December 31, 1999, 1998 and 1997 included in the statement of operations is computed using the weighted average number of common shares outstanding, adjusted to include the pro forma effects of Series A and Series B convertible preferred stock, which automatically converted into common stock upon the closing of the IPO, and the warrant, which was exercised into common stock upon the completion of the IPO, as if such conversion had occurred at the beginning of each of the periods presented, or at the date of original issuance, if later.

  PRO FORMA BALANCE SHEET (UNAUDITED)

     The unaudited pro forma balance sheet at December 31, 1999 reflects the Company's capitalization subsequent to the IPO closing, which gives effect to the following: i) the sale of 6,325,000 shares of common stock, resulting in net proceeds of approximately $115.9 million, ii) the automatic conversion of all of the then outstanding shares of Series A and Series B convertible preferred stock into 69,489,000 shares of common stock and iii) the exercise of a warrant for 2,249,076 shares of common stock.

  COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The adoption of this Statement did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

  STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements under the intrinsic value method and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under the intrinsic value method, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to purchase the stock.

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

     The Company amortizes deferred stock-based compensation recorded in connection with certain stock option grants over the vesting periods of the related options.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) SEGMENT REPORTING

     Although the Company offers various services such as ibusiness, media, communications and logistics to its customers, management does not manage its operations by these service lines, but instead views the Company as one operating segment when making business decisions. The Company does manage its operations on a geographical basis and, to date, has provided services primarily in the United States. Through December 31, 1999, foreign operations have not been significant in either revenue or investment in long-lived assets. Revenues from major customers are disclosed above in "Concentration of Credit Risk".

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, unrecognized firm commitments or forecasted transactions. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value or cash flows. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company adopted SOP 98-1 as of January 1, 1999. The adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires that entities expense start-up costs and organization costs as they are incurred. The Company adopted SOP 98-5 as of January 1, 1999. As the Company has expensed these costs historically, the adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges". In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company does not anticipate that these SABs will have a material impact on its financial position, results of operations or cash flows.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 2 -- BALANCE SHEET COMPONENTS

  ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 1999 and 1998 are summarized as follows:

                                                                  DECEMBER 31,
                                                                -----------------
                       (IN THOUSANDS)                            1999       1998
------------------------------------------------------------    -------    ------
Accounts receivable.........................................    $16,565    $5,730
Less: allowance for doubtful accounts.......................       (828)     (283)
Less: allowance for sales credits...........................       (250)       --
                                                                -------    ------
                                                                $15,487    $5,447
                                                                =======    ======

     Bad debt expense was $870,000, $280,000 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. Sales credits expense was $250,000, $0 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

  INVESTMENTS

     The Company's investments comprise of common stock received from its customers in exchange for services. The common stock, all of which is from privately held companies, has been recorded on the financial statements based on the estimated fair value of the services provided to the customers. The Company records a write-down for any declines in value that are judged to be other than temporary. During the years ended December 31, 1999, 1998 and 1997, the Company received common stock that was recorded at $1.2 million, $577,000 and $100,000, respectively. In addition, the Company made a cash investment of $200,000 in a privately held company for the year ended December 31, 1999.

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and amortization. At December 31, 1999 and 1998, the amounts were as follows:

                                                                   DECEMBER 31,
                                                                ------------------
                       (IN THOUSANDS)                            1999       1998
------------------------------------------------------------    -------    -------
Computer hardware...........................................    $ 9,137    $ 4,354
Computer software...........................................      2,718      1,461
Equipment...................................................        959        721
Furniture...................................................        263        243
Leasehold improvements......................................      2,866      1,638
                                                                -------    -------
                                                                $15,943    $ 8,417
Less: accumulated depreciation and amortization.............     (5,184)    (1,847)
                                                                -------    -------
                                                                $10,759    $ 6,570
                                                                =======    =======

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was approximately $3.9 million, $1.2 million, and $401,000, respectively.

     Included in the above is equipment acquired under capital leases of approximately $204,000 and $169,000 at December 31, 1999 and 1998, respectively. Accumulated amortization on equipment acquired under capital leases was approximately $78,000 and $28,000 at December 31, 1999 and 1998, respectively.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 2 -- BALANCE SHEET COMPONENTS (CONTINUED)
  ACCRUED EMPLOYEE COSTS

     Accrued employee costs as of December 31, 1999 and 1998 are summarized as follows:

                                                                 DECEMBER 31,
                                                                --------------
                       (IN THOUSANDS)                            1999     1998
------------------------------------------------------------    ------    ----
Accrued bonuses.............................................    $3,244    $ --
Other accrued employee costs................................       962     187
                                                                ------    ----
                                                                $4,206    $187
                                                                ======    ====

NOTE 3 -- DEBT

     The Company had the following debt outstanding at December 31, 1999 and 1998:

                                                                   DECEMBER 31,
                                                                -------------------
                       (IN THOUSANDS)                             1999       1998
------------------------------------------------------------    --------    -------
Revolving credit facility...................................    $ 13,200    $    --
Amounts borrowed under equipment line of credit.............          --      2,551
Amounts borrowed under software financing agreements........         601        737
Client deposits.............................................          30         --
                                                                --------    -------
                                                                  13,831      3,288
Less: current portion.......................................     (13,450)    (2,735)
                                                                --------    -------
Total long-term debt........................................    $    381    $   553
                                                                ========    =======

     The revolving credit facility was established in August 1999 with Omnicom Group and allows the Company to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of the Company's IPO. Thereafter, the Company may borrow up to $15.0 million at the lender's commercial paper rate plus 1.25% through September 30, 2002. Interest is payable quarterly. A portion of the funds was used to repay the amounts borrowed under the equipment line of credit.

     Borrowings under the revolving credit facility are secured by certain long-term investments of the Company and are subject to certain financial covenants, including minimum revenue targets and limitations on capital equipment purchases. At December 31, 1999, the Company was in compliance with these covenants. Shortly after the completion of the IPO in February 2000, the amounts borrowed including interest were fully repaid.

     In connection with this agreement, the Company issued a warrant to purchase 2,249,076 shares of its common stock at $0.0033 per share (Note 4).

     The equipment line of credit, together with an additional credit agreement permitting borrowings through September 30, 1999 with the same financial institution, allowed the Company to borrow up to $1.5 million for equipment purchases and an additional $2.5 million that was limited to 75% of eligible accounts receivable and any outstanding letters of credit up to $1.0 million. Amounts borrowed under the equipment line of credit incurred interest at the bank's prime lending rate plus 0.50%.

     The amounts borrowed under the two software financing agreements bear interest rates of 6.89% and 8.25%, respectively, and require principal payments of approximately $250,000, $329,000, and $22,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 4 -- COMMON AND CONVERTIBLE PREFERRED STOCK

  COMMON AND CONVERTIBLE PREFERRED STOCK

     At December 31, 1999, the Company had authorized 25,000,000 shares of preferred stock. Of the 25,000,000 authorized shares of preferred stock, the Company has designated 21,675,000 shares as Series A convertible preferred stock and 1,488,000 shares as Series B convertible preferred stock. Upon the closing of the IPO, 3,000,000 shares of the Company's preferred stock was designated as Series C convertible preferred stock.

     At December 31, 1999, the Company had authorized 80,000,000 shares of common stock. In January 2000, the Company's Board of Directors approved an amendment to the Articles of Incorporation to increase the number of authorized common shares to 200,000,000.

  VOTING RIGHTS

     Convertible preferred stockholders receive one vote for each share of common stock into which the preferred shares are convertible.

  LIQUIDATION PREFERENCE

     In the event of liquidation, Series A and B convertible preferred stockholders are entitled to receive $2.9833 and $7.2067 per share, respectively, plus any declared but unpaid dividends prior to and in preference to any distribution to the holders of the Company's common stock. If assets remain upon completion of this liquidation distribution, the remaining assets of the Company would be distributed ratably among the holders of the Company's common stock.

  DIVIDENDS

     Holders of Series A and B convertible preferred stock are entitled to receive non-cumulative dividends at an annual rate of $0.1667 per share, payable when and if declared by the Company's Board of Directors. The Company may not pay a dividend on its common stock until Series A and B convertible preferred stock dividends have been paid. The Company may not pay a dividend if the resulting aggregate stockholders' equity of the Company falls below $14.0 million. The Company's Board of Directors declared no dividends through December 31, 1999.

  CONVERSION

     At December 31, 1999, at the option of the holder, each share of Series A and B convertible preferred stock was convertible into one share of the Company's common stock, subject to adjustments under certain conditions as provided for in the Company's Articles of Incorporation. Following the 3-for-1 split of the Company's outstanding common stock on February 8, 2000, the conversion rate became one share of convertible preferred stock for three shares of common stock. Each share of Series A and B convertible preferred stock automatically converts into common stock upon the earlier of i) a vote or written consent by at least a majority of such shares when fewer than 2,100,000 shares of Series A convertible preferred stock remain outstanding or ii) the closing of the sale of the Company's common stock at a public offering price equal to or exceeding $1.11 per share with aggregate proceeds of at least $7.5 million.

     In connection with the closing of the Company's IPO in February 2000, all of the convertible preferred stock converted into 69,489,000 shares of common stock.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 4 -- COMMON AND CONVERTIBLE PREFERRED STOCK (CONTINUED)
  WARRANTS

     In connection with the revolving credit facility (Note 3), the Company issued a warrant that entitles Omnicom Group to purchase 2,249,076 shares of the Company's common stock at an exercise price of $0.0033 per share. The fair value of the warrant was estimated at $8.07 per share using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 6.77%, life of six months, expected dividend rate of 0%, and volatility of 110%. The Company recorded approximately $18,151,000 as a deferred bank facility charge that is being amortized on a straight-line basis over the longer of three years, the life of the revolving credit facility, or until the credit facility is terminated.

     Upon the closing of the Company's IPO, the Company received approximately $7,000 in cash proceeds from Omnicom Group for its exercise of the warrant into 2,249,076 shares of common stock.

NOTE 5 -- STOCK OPTIONS

  1997 STOCK PLAN

     In April 1997, the Company adopted the 1997 Stock Option Plan ("the 1997 Plan") which authorizes the Board of Directors to grant incentive stock options and nonstatutory stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options ("NSO") may be granted to employees, outside directors and consultants. The maximum number of options, as amended, cannot exceed 22,725,000 shares of the Company's common stock.

     The stock options vest at a rate of 25% of the options granted after one year from date of grant, with the remaining options vesting on a pro rata monthly basis over the next 36 months. The 1997 Plan also allows for the exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. As of December 31, 1999, 144,735 shares of common stock were issued upon the exercise of unvested options subject to repurchase under the 1997 Plan. The Company's ability to repurchase these shares expires at a rate consistent with the vesting schedule of each option or lapses entirely after 90 days from an employee's termination date. Options generally expire ten years from the date of grant; however, in the case of a stock option granted to a person owning more than 10% of the combined voting power of all classes of the Company's stock, the term of the option will be five years from the date of the grant. All cancelled or expired options become available for future grants.

     In accordance with the 1997 Plan, the stated exercise price shall not be less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of any ISO or NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5 -- STOCK OPTIONS (CONTINUED)
     The following table summarizes the transactions under the 1997 Plan.

                                                              YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------------
                                        1999                            1998                            1997
                            -----------------------------   -----------------------------   -----------------------------
                            NUMBER OF    WEIGHTED-AVERAGE   NUMBER OF    WEIGHTED-AVERAGE   NUMBER OF    WEIGHTED-AVERAGE
                              SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                            ----------   ----------------   ----------   ----------------   ----------   ----------------
Options outstanding,
  beginning of year.......  10,649,958        $0.13          8,230,005        $0.09                 --        $  --
  Granted.................  15,309,525         1.71          7,543,575         0.14         10,364,850         0.09
  Exercised...............  (1,964,325)        0.12           (895,815)        0.04             (6,993)        0.10
  Expired or cancelled....  (5,076,834)        0.37         (4,227,807)        0.10         (2,127,852)        0.10
                            ----------                      ----------                      ----------
Options outstanding, end
  of year.................  18,918,324        $1.34         10,649,958        $0.13          8,230,005        $0.09
                            ==========                      ==========                      ==========
Options outstanding and
  vested, end of year.....   2,046,888        $0.31          1,451,949        $0.10          1,870,734        $0.08
                            ==========                      ==========                      ==========

     The following table summarizes information about stock options outstanding under the 1997 Plan.

                                                                          OPTIONS EXERCISABLE AT
                      OPTIONS OUTSTANDING AT DECEMBER 31, 1999              DECEMBER 31, 1999
                  -------------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
   RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
 $       0.00        149,202         7.22 years         $0.00             37,640         $0.00
  0.10 - 0.56      5,931,927         8.49                0.20          1,860,008          0.13
  0.67 - 1.33      4,497,525         9.48                0.99              2,638          0.67
  1.67 - 2.00      2,581,845         9.67                1.74                 --            --
  2.33 - 2.67      5,757,825         9.89                2.65            146,602          2.67
                  ----------          ----              -----          ---------         -----
                  18,918,324         9.30               $1.34          2,046,888         $0.31
                  ==========          ====              =====          =========         =====

     At December 31, 1999, 1998 and 1997, 962,043, 11,172,234, and 14,488,002
shares, respectively, were available for future stock option grants under the 1997 Plan.

     The Company recognized deferred compensation in connection with certain stock grants that is being amortized over the vesting period of the options. Total stock-based compensation expense for the years ended December 31, 1999, 1998 and 1997 was approximately $27.4 million, $694,000 and $87,000, respectively, for options granted to employees where the deemed fair value of the stock for accounting purposes exceeded the exercise price of the option at the grant date.

     Had the Company accounted for compensation expense on stock options granted to employees according to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have increased to the pro forma amounts indicated in the following table. Since no options were granted prior to 1997 under this 1997 Plan, the pro forma results indicated for those periods presented in the following

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5 -- STOCK OPTIONS (CONTINUED)
table do not reflect the full effect of amortization over the entire vesting period, and thus, may not be representative of future periods.

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
           (IN THOUSANDS, EXCEPT PER SHARE DATA)                 1999       1998       1997
-----------------------------------------------------------    --------    -------    -------
Net loss:
  As reported..............................................    $(38,875)   $(2,766)   $(1,785)
  SFAS No. 123 adjusted....................................     (41,058)    (2,883)    (1,808)
Basic and diluted net loss per share:
  As reported..............................................    $ (28.03)   $(10.81)   $  (668)
  SFAS No. 123 adjusted....................................      (29.61)    (11.27)      (677)

     The weighted-average fair value of 1997 Plan options granted was $7.77, $0.34 and $0.02 for the years ended December 31, 1999, 1998, and 1997, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1999        1998        1997
                                                                ----        ----        ----
Risk-free interest rates....................................    5.52%       5.12%       5.72%
Expected lives (years)......................................       4           4           4
Expected dividend yields....................................       0%          0%          0%
Expected volatility.........................................       0%          0%          0%

     Because the determination of fair value of all options granted after such time as the Company becomes a public entity will include an expected volatility factor in addition to the factors described above and because additional grants are made each year, the results above may not be representative of future periods.

     Prior to the adoption of the 1997 Plan, the Company did not have a formal stock option plan and options were granted to employees and directors to purchase shares of the Company's predecessor, Organic Online Inc., at various exercise prices. For the years ended December 31, 1999, 1998 and 1997, the employees and directors were granted 225,409, 5,000, and 24,000 options, respectively, under this arrangement. At December 31, 1999, the number of options outstanding under this arrangement was 358,017.

  1999 LONG-TERM STOCK INCENTIVE PLAN

     In November 1999, the Company's Board of Directors approved the 1999 Long-Term Stock Incentive Plan ("the 1999 Plan") under which 10,500,000 shares of common stock have been reserved for issuance. The number of shares reserved under the 1999 Plan will automatically increase annually beginning on January 1, 2000 by the lesser of 3,000,000 shares or 4% of the total amount of common shares outstanding as of the last day of the immediately preceding year. Under the 1999 Plan, the Board of Directors is authorized to issue to eligible employees stock options, stock appreciation rights ("SAR"), restricted shares and stock units. Options generally expire ten years from the date of grant; however, in the case of a stock option granted to a person owning more than 10% of the combined voting power of all classes of the Company's stock, the term of the option will be five years from the date of grant. In accordance with the 1999 Plan, the stated exercise price for ISO's may not be less than 100% of the fair value of common stock at the option grant date. The exercise price for NSO's and SAR's may not be less than 85% of the fair value of common stock at the option grant date. The exercise price of any stock option or SAR granted to a 10% shareholder shall not be less than 110% of the

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5 -- STOCK OPTIONS (CONTINUED)
estimated fair value of the shares on the date of grant. At December 31, 1999, 10,500,000 shares remain available for future stock option grants.

NOTE 6 -- 401(k) SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

  401(k) SAVINGS PLAN

     In January 1997, the Company established a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one month of service are eligible to participate in the plan. Employees may contribute up to 20 percent of their pre-tax covered compensation through salary deductions. In 1999, the Company began contributing 25 percent of every pre-tax dollar an employee contributes up to the first 5 percent of the employee's pre-tax covered compensation. Employees are 50 percent vested in the employer's contributions after one year of service and fully vested after two years. All employer contributions are tax deductible by the Company. The Company's matching contribution expense was approximately $139,000 for the year ended December 31, 1999. In addition, the Company may make a discretionary profit-sharing contribution to all eligible employees, regardless of whether an employee is participating in the 401(k) plan. However, no such contributions have been made through December 31, 1999.

  EMPLOYEE STOCK PURCHASE PLAN

     In January 2000, the Company's Board of Directors adopted the 2000 Employee Stock Purchase Plan ("ESPP") under which 10,000,000 shares of common stock have been reserved for issuance. The ESPP was implemented upon the effectiveness of the IPO. All employees whose customary employment is for more than five months in any calendar year and more than 20 hours per week are eligible to participate. The ESPP was implemented with overlapping offering periods of 24 months and six-month purchase periods, with the first such purchase period commencing upon the effectiveness of the IPO and ending June 30, 2000. Thereafter, purchase periods will begin on each January 1 and July 1. Eligible employees may contribute up to 15% of their cash compensation through salary deductions during each six-month purchase period. At the end of the purchase period, the amount contributed will be used to purchase the Company's common stock. The purchase price per share will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of a purchase period, except that the purchase price for the first purchase period will be equal to the lesser of 85% of the IPO price of the common stock offered and 85% of the fair market value on June 30, 2000. In no event may an employee purchase more than $25,000 worth of stock in a 12 month period or more than 1,250 shares in any six month purchase period.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 7 -- INCOME TAXES

     The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                                   DECEMBER 31,
                                                                ------------------
                       (IN THOUSANDS)                            1999       1998
------------------------------------------------------------    -------    -------
Depreciation................................................    $    73    $   (26)
Compensation costs..........................................      4,070         --
Organizational costs........................................         10          6
Tax credits.................................................        179          9
Accruals and reserves.......................................        957        243
Net operating loss carryforward.............................      3,721      1,240
                                                                -------    -------
  Gross deferred tax asset..................................      9,010      1,472
Valuation allowance.........................................     (9,010)    (1,472)
                                                                -------    -------
  Net deferred tax asset....................................    $    --    $    --
                                                                =======    =======

     The valuation allowance increased by approximately $7.5 million in 1999.

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     The difference between the income tax expense (benefit) at the federal statutory rate of 34% and the Company's effective tax rate is due primarily to net operating loss carryforwards, compensation relating to stock options, and the valuation allowance.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $8.0 million for federal and state income tax purposes arising from the taxable loss in the years ended December 31, 1999, 1998 and 1997. Deferred tax assets and the related valuation allowance include approximately $7.5 million related to certain U.S. operating loss carryforwards resulting from the exercise of stock options, the tax benefit, of which when recognized, will be accounted for as a credit to additional paid-in capital rather than as a reduction of its income tax provision.

     The federal net operating loss carryforwards expire in the years 2012, 2013 and 2019, respectively. The state net operating loss carryforwards expire in the years 2002 through 2004.

     The Company's ability to utilize its net operating loss carryforwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, the Company's future use of its net operating loss carryforwards.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 7 -- INCOME TAXES (CONTINUED)
     Upon the formation of the Company into Organic Online (Note 1) in January 1997, the Company operated as a C-Corporation. Prior to that, the Company was a S-Corporation and, accordingly, was not subject to income tax. The components of income tax expense (benefit) were as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                       (IN THOUSANDS)                           1999     1998      1997
------------------------------------------------------------    ----    ------    -------
Current
  State.....................................................    $ 12    $   10    $     3
  Foreign...................................................     169        --         --
                                                                ----    ------    -------
          Total currently payable...........................     181        10          3
                                                                ----    ------    -------
Deferred
  Federal...................................................      --       753       (753)
  State.....................................................      --       247       (247)
                                                                ----    ------    -------
          Total deferred....................................      --     1,000     (1,000)
                                                                ----    ------    -------
          Total income tax expense (benefit)................    $181    $1,010    $  (997)
                                                                ====    ======    =======

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     The Company leases various office space and office equipment under non-cancelable operating and capital leases with initial or remaining terms of one year or more. Total rent expense under operating leases was approximately $2.7 million, $876,000 and $207,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the future minimum lease payments under all lease arrangements were as follows:

                                                                OPERATING    CAPITAL
                       (IN THOUSANDS)                            LEASES      LEASES
------------------------------------------------------------    ---------    -------
Years ending December 31,
       2000.................................................    $  5,853      $ 62
       2001.................................................      14,696        49
       2002.................................................      14,993        46
       2003.................................................      15,158        26
       2004.................................................      15,097         1
  Thereafter................................................     117,713        --
                                                                --------      ----
          Total minimum lease payments......................    $183,510      $184
                                                                ========
  Less: amount representing interest........................                   (43)
                                                                              ----
  Present value of net minimum payments.....................                  $141
  Less: current portion of obligations under capital
     leases.................................................                   (44)
                                                                              ----
  Obligations under capital leases..........................                  $ 97
                                                                              ====

     Several of the leases contain an escalation clause and there are no restrictions on paying dividends, incurring additional debt or negotiating additional leases under the terms of the present lease agreements.

     From time to time, the Company may be involved in litigation incidental to the conduct of its business. As of December 31, 1999, the Company was not involved with any material legal proceedings. See Note 11 for discussion of a legal proceeding that arose subsequent to December 31, 1999.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 9 -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                       DECEMBER 31,
                                                             ---------------------------------
     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)            1999         1998       1997
---------------------------------------------------------    ----------    --------    -------
Numerator:
Net loss attributable to common stockholders.............    $  (38,875)   $ (2,766)   $(1,785)
                                                             ==========    ========    =======
Denominator:
Weighted average common shares outstanding...............     1,459,888     255,888      2,671
Less: weighted average unvested common shares subject to
  repurchase.............................................       (73,143)         --         --
                                                             ----------    --------    -------
Weighted average common shares used in computing basic
  and diluted net loss per share.........................     1,386,745     255,888      2,671
                                                             ==========    ========    =======
Basic and diluted net loss per share.....................    $   (28.03)   $ (10.81)   $  (668)
                                                             ==========    ========    =======

     The following table sets forth common stock equivalents that were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for those periods presented.

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
Weighted average effect of common stock equivalents:
  Series A convertible preferred stock.................  65,025,000    65,025,000    65,025,000
  Series B convertible preferred stock.................   4,121,556            --            --
  Unvested common shares subject to repurchase.........      73,143            --            --
  Common stock options.................................   8,243,198     2,057,823            --
  Common stock warrants................................     677,804            --            --

NOTE 10 -- RELATED PARTY TRANSACTIONS

     On March 31, 1999, the Company entered into a promissory note agreement for $200,000 with an Executive Officer of the Company. This loan was secured by a pledge of the Executive's shares of common stock. This note bears an annual interest rate of 7% with interest payments due every other year beginning on March 31, 2001. The principal of the note was repaid on April 11, 2000.

     The Company has had, and expects to have in the future, transactions in the ordinary course of business with Omnicom Group. Concurrent with the reorganization in January 1997, the Company issued 3,351,288 shares of Series A convertible preferred stock to Omnicom Group for cash proceeds of $10.0 million. In February 1999, the Company issued 1,488,000 shares of Series B convertible preferred stock to Omnicom Group for net cash proceeds of approximately $7.7 million plus the settlement of a $3.0 million short-term bridge loan that was obtained from Omnicom Group in January 1999. See Note 3 and 4 for detailed information on the Company's revolving credit facility agreement with Omnicom Group and issuance of related warrants.

     In November 1999, the Company entered into two new leases for office space in New York and San Francisco. The lease in San Francisco was secured with a $10.0 million letter of credit from Silicon Valley Bank that was guaranteed by Omnicom Group and the lease in New York was guaranteed for up to $4.5 million by Omnicom Group.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 10 -- RELATED PARTY TRANSACTIONS (CONTINUED)
     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

NOTE 11 -- SUBSEQUENT EVENTS

     In January 2000, the Company formed Organic Online Canada, Inc., a wholly owned subsidiary in Toronto, Canada.

     On February 17, 2000, a former employee filed an action against Organic Holdings, Inc., Organic, Inc., and Jonathan Nelson, the Company's Chief Executive Officer and Chairman of the Board, in the California Superior Court in San Francisco. (Haig v. Organic Holdings, Inc., et al.) An amended complaint was filed on March 22, 2000. The amended complaint asserts several claims based on allegations that the former employee was prevented from exercising his stock options in Organic Holdings. The amended complaint seeks substantial actual and exemplary damages apparently based on the increase in the value of Organic Holdings stock after the IPO of two companies in which it owns substantial stakes, including Organic, Inc. The case is in its earliest stages, no response to the complaint has been filed, and no discovery has been taken. The Company and its co-defendants believe that these claims lack any merit, and intend to contest them vigorously.

     On April 27, 2000, the Company entered into a promissory note agreement for $3.0 million bearing an annual interest rate of 9% with an Executive Officer of the Company. The amount due including interest was repaid in full on May 5, 2000.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 12 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth a summary of our unaudited quarterly financial information for the periods indicated. This information was derived from our unaudited interim financial statements and, in management's opinion, include all adjustments necessary to fairly present the results of operations for the periods shown.

                                                                            QUARTER ENDED
                                                 --------------------------------------------------------------------
                                                 DECEMBER 31,   SEPTEMBER 30,    JUNE 30,    MARCH 31,   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)      1999           1999           1999        1999          1998
-----------------------------------------------  ------------   -------------   ----------   ---------   ------------
Revenues.................................         $   26,019     $   24,427     $   17,267   $ 10,087      $  6,990
Operating expenses:
  Professional services..................             16,325         16,098          8,263      5,568         5,610
  Selling, general and
    administrative.......................             14,495         13,044          8,325      4,649         4,792
  Stock compensation and other stock-based
    charges..............................             17,924          8,558          2,176        723           403
                                                  ----------     ----------     ----------   --------      --------
        Total operating expenses.........             48,744         37,700         18,764     10,940        10,805
Operating (loss) income..................            (22,725)       (13,273)        (1,497)      (853)       (3,815)
Minority interest in operations of consolidated
  subsidiary.............................                (29)           (66)             4         23            --
Interest (expense) income, net...........               (267)           (26)            36        (21)           --
                                                  ----------     ----------     ----------   --------      --------
        Net (loss) income before taxes...            (23,021)       (13,365)        (1,457)      (851)       (3,815)
Income tax expense.......................                117             26             23         15            97
                                                  ----------     ----------     ----------   --------      --------
        Net (loss) income................         $  (23,138)    $  (13,391)    $   (1,480)  $   (866)     $ (3,912)
                                                  ==========     ==========     ==========   ========      ========
Basic net (loss) income per share........         $   (10.97)    $    (9.36)    $    (1.35)  $  (0.96)     $  (6.64)
                                                  ==========     ==========     ==========   ========      ========
Diluted net (loss) income per share......         $   (10.97)    $    (9.36)    $    (1.35)  $  (0.96)     $  (6.64)
                                                  ==========     ==========     ==========   ========      ========
Weighted average common shares
  outstanding -- basic...................          2,108,762      1,429,928      1,093,883    900,656       589,398
                                                  ==========     ==========     ==========   ========      ========
Weighted average common shares
  outstanding -- diluted.................          2,108,762      1,429,928      1,093,883    900,656       589,398
                                                  ==========     ==========     ==========   ========      ========

                                                               QUARTER ENDED
                                                 -----------------------------------------
                                                 SEPTEMBER 30,    JUNE 30,      MARCH 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)      1998           1998          1998
-----------------------------------------------  -------------   -----------   -----------
Revenues.................................          $  7,579      $     8,114   $     5,051
Operating expenses:
  Professional services..................             5,457            3,562         2,172
  Selling, general and
    administrative.......................             2,911            2,688         1,677
  Stock compensation and other stock-based
    charges..............................               196               79            16
                                                   --------      -----------   -----------
        Total operating expenses.........             8,564            6,329         3,865
Operating (loss) income..................              (985)           1,785         1,186
Minority interest in operations of consolidated
  subsidiary.............................                --               --            --
Interest (expense) income, net...........                (6)              35            44
                                                   --------      -----------   -----------
        Net (loss) income before taxes...              (991)           1,820         1,230
Income tax expense.......................               801              100            12
                                                   --------      -----------   -----------
        Net (loss) income................          $ (1,792)     $     1,720   $     1,218
                                                   ========      ===========   ===========
Basic net (loss) income per share........          $  (5.76)     $     20.06   $       140
                                                   ========      ===========   ===========
Diluted net (loss) income per share......          $  (5.76)     $      0.03   $      0.02
                                                   ========      ===========   ===========
Weighted average common shares
  outstanding -- basic...................           311,025           85,740         8,691
                                                   ========      ===========   ===========
Weighted average common shares
  outstanding -- diluted.................           311,025       65,373,576    65,240,094
                                                   ========      ===========   ===========

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Organic, Inc.

     Our report on the financial statements of Organic, Inc. and its subsidiaries is included on page 34 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed on page 57 of this Annual Report on Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/  PricewaterhouseCoopers LLP

San Francisco, California
March 1, 2000

                         ORGANIC, INC. AND SUBSIDIARIES

      FINANCIAL STATEMENT SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                BALANCE AT      CHARGES TO                   BALANCE AT
                                                               THE BEGINNING    COSTS AND                      THE END
                      CLASSIFICATION                            OF THE YEAR      EXPENSES     WRITE-OFFS     OF THE YEAR
-----------------------------------------------------------    -------------    ----------    -----------    -----------
1999:
Allowance deducted from accounts receivable
  Allowance for doubtful accounts..........................    $         283    $      870    $      (325)   $       828
  Allowance for sales credits..............................               --           250             --            250
                                                               -------------    ----------    -----------    -----------
                                                               $         283    $    1,120    $      (325)   $     1,078
                                                               =============    ==========    ===========    ===========
1998:
Allowance deducted from accounts receivable
  Allowance for doubtful accounts..........................    $          96    $      280    $       (93)   $       283
                                                               =============    ==========    ===========    ===========
1997:
Allowance deducted from accounts receivable
  Allowance for doubtful accounts..........................    $          96    $       --    $        --    $        96
                                                               =============    ==========    ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain required information about our executive officers is contained in
Part I, Item 4A of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant".

  BOARD OF DIRECTORS

     Our Board of Directors is currently comprised of five directors. Our Board of Directors is divided into three classes: Class I, whose term will expire at the 2001 annual meeting of stockholders; Class II, whose term will expire at the 2002 annual meeting of stockholders; and Class III, whose term will expire at the 2003 annual meeting of stockholders. Our Board of Directors has initially designated Jonathan Nelson as a Class I director; Michael Hudes and Gerald Bruce Redditt as Class II directors; and Gary F. Hromadko as a Class III director. There is currently one Class III vacancy on our Board of Directors.

     At each annual meeting of stockholders after the initial classification, the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election, or until their successors have been duly elected and qualified, or until their earlier resignation or removal, if any. Our bylaws authorized the number of directors to be not fewer than five or more than nine. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. The classification of our Board of Directors could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, control of us.

     Each executive officer is elected by, and serves at the discretion of, our Board of Directors until his or her successor has been duly elected and qualified. Each of our executive officers and directors, other than non-employee directors, devotes his or her full time to our affairs. Our non-employee directors devote the amount of time necessary to discharge their duties to us. Mr. Hudes, our President, is the brother-in-law of Daniel J. Lynch, our President of Logistics. There are otherwise no family relationships among any of our directors, officers or key employees.

  INFORMATION REGARDING DIRECTORS

     Set forth below is certain information regarding each of our current directors.

     JONATHAN NELSON, age 32, co-founded our company in 1993 and has served as our Chief Executive Officer and Chairman of the Board since January 1995. From February 1996 to May 1996, Mr. Nelson served as President and Chief Executive Officer of Accrue Software, a developer of network based tools for measuring Web site performance. Mr. Nelson also served as Chairman of the Board of Accrue from February 1996 to November 1999.

     MICHAEL HUDES, age 38, has served as our President and as a member of our Board of Directors since October 1995 and until August 1999 he also served as our Chief Operating Officer. From October 1993 to September 1995, Mr. Hudes was the Director of Marketing for daVinci Time & Space, an interactive media company.

     GARY F. HROMADKO, age 47, has served as a member of our Board of Directors since January 1997 and has served as a director of Organic Online, Ltd., one of our wholly owned subsidiaries, since February 1999. Since 1993, Mr. Hromadko has been a private venture investor in early stage technology companies.

     GERALD BRUCE REDDITT, age 48, has served as a member of our Board of Directors since October 1998. Since May 1998, Mr. Redditt has served as an Executive Vice President of Omnicom Group, Inc., a strategic and financial holding company. From July 1995 to May 1998, Mr. Redditt served as an Executive Vice President of Sony Pictures Entertainment, a creator and distributor of entertainment products, services and technology. From March 1991 to July 1995, Mr. Redditt served as a Corporate Vice President of GTE Corporation, a telecommunications company. Since January 1999, Mr. Redditt has served as a director of AGENCY.COM, Ltd.

  BOARD COMMITTEES

     Our Board of Directors recently established an audit committee and a compensation committee. The audit committee meets with and considers suggestions from members of management and our internal accounting personnel, as well as our independent accountants, concerning our financial operations. The audit committee also has the responsibility to review our audited financial statements and consider and recommend the employment of, and approve the fee arrangements with, our independent accountants for both audit functions and advisory and other consulting services. The audit committee is currently comprised of Messrs. Hromadko, Redditt and Hudes, all of whom were elected to the committee in November 1999. The compensation committee reviews and approves the compensation and benefits payable to our key executive officers, administers our equity incentive plans and makes recommendations to our Board of Directors regarding such matters. The compensation committee is currently comprised of Messrs. Hromadko and Redditt, both of whom were elected to the committee in February 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the Securities and Exchange Commission ("SEC") and the Nasdaq National Market. Such persons are also required by the SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Because we were not a reporting company during fiscal year 1999, no reports were required during that year. Accordingly, we believe that our directors, officers and holders of more than 10% of our common stock fully complied with any reporting requirements of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table contains information in summary form concerning the compensation paid to our chief executive officer and each of our four most highly compensated executive officers whose total salary, bonus and other compensation exceeded $100,000 during the fiscal years ended December 31, 1997, 1998 and 1999. In accordance with the rules of the SEC, the compensation described below does not include perquisites and other personal benefits received by the executive officers named in the table below which do not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for these officers.

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                                                                ------------
                                                        ANNUAL COMPENSATION      SECURITIES
                                                       ---------------------     UNDERLYING        ALL OTHER
         NAME AND PRINCIPAL POSITION           YEAR    SALARY(1)     BONUS        OPTIONS       COMPENSATION(2)
---------------------------------------------  ----    ---------    --------    ------------    ---------------
Jonathan Nelson..............................  1999    $183,072     $ 54,922            --          $2,520
  Chief Executive Officer and Chairman of      1998      94,947           --            --           2,520
  the Board                                    1997      87,484           --            --           2,730
Michael Hudes................................  1999     225,352       75,000            --              --
  President and Director                       1998     165,792       65,000     1,476,000              --
                                               1997     137,086           --            --              --
Janis Nakano Spivack(3)......................  1999     171,250       47,500        67,500              --
  Vice President, Chief Creative Officer       1998     132,500       11,000            --              --
                                               1997      15,875           --       382,500              --
Susan Field(4)...............................  1999     130,773      150,000     1,755,000              --
  Executive Vice President and Chief
    Financial                                  1998          --           --            --              --
  Officer                                      1997          --           --            --              --
Matthew Bernardini(5)........................  1999     166,967       40,000       382,500              --
  Vice President, Chief Technology Officer     1998     110,417       15,000        45,000              --
                                               1997      22,529           --        90,000              --

---------------
(1) Salary includes amounts deferred under our 401(k) Plan.
(2) Represents term life insurance premiums paid by us on Mr. Nelson's behalf.
(3) Ms. Spivack commenced employment with us in November 1997.
(4) Ms. Field commenced employment with us in June 1999.
(5) Mr. Bernardini commenced employment with us in October 1997.

OPTION GRANTS DURING FISCAL YEAR 1999

     The following table sets forth certain information concerning grants of stock options to each of the executive officers named in the table above during the fiscal year ended December 31, 1999.

                                                       INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                                   ---------------------------------------------------------     VALUE AT ASSUMED
                                   NUMBER OF        PERCENT OF                                 ANNUAL RATES OF STOCK
                                   SECURITIES      TOTAL OPTIONS                                PRICE APPRECIATION
                                   UNDERLYING       GRANTED TO        EXERCISE                  FOR OPTION TERM(1)
                                    OPTIONS        EMPLOYEES IN       PRICE PER   EXPIRATION   ---------------------
              NAME                  GRANTED     FISCAL YEAR 1999(2)   SHARE(3)       DATE         5%         10%
---------------------------------  ----------   -------------------   ---------   ----------   --------   ----------
Jonathan Nelson..................          --            --                 --       --              --           --
Michael Hudes....................          --            --                 --       --              --           --
Janis Nakano Spivack.............      67,500           0.4%          $ 2.6667    11/22/09     $113,202   $  286,877
Susan Field......................   1,755,000          11.5%          $ 0.8333     6/23/09     $919,722   $2,330,755
Matthew Bernardini...............     382,500           2.5%          $ 1.3333     7/13/09     $320,736   $  812,809

---------------
(1) Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These numbers are calculated based on SEC requirements and do not reflect our estimate or projection of the future common stock price.

(2) The percentage of total options is based on an aggregate of 15,309,525 options granted to employees during fiscal 1999.

(3) All options were granted at a fair market value as determined by our Board of Directors on the date of grant.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1999 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth for each of the executive officers named in the table above the shares acquired and the value realized on each exercise of stock options during the year ended December 31, 1999 and the year-end number and value of exercisable and unexercisable options.

                                                               NUMBER OF SECURITIES
                                                                    UNDERLYING               VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                                     SHARES                    DECEMBER 31, 1999(1)         AT DECEMBER 31, 1999(2)
                                   ACQUIRED ON    VALUE     ---------------------------   ---------------------------
              NAME                  EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------  -----------   --------   -----------   -------------   -----------   -------------
Jonathan Nelson..................         --           --          --              --             --             --
Michael Hudes....................         --           --     553,500         922,500     $1,421,880     $2,369,800
Janis Nakano Spivack.............    183,282     $409,737      15,937         250,781     $   40,940     $  470,829
Susan Field......................         --           --          --       1,755,000     $       --     $3,217,500
Matthew Bernardini...............     16,989     $ 40,095      43,949         456,562     $  112,899     $  690,706

---------------
(1) Although options are immediately exercisable for all the option shares, any shares purchased under such an option are subject to repurchase by us, at the exercise price paid per share, in the event the optionee ceases to provide services to us prior to vesting in those shares. Accordingly, the table reflects such option shares as to which the repurchase right has lapsed under the "exercisable" column and such option shares subject to the repurchase right under the "unexercisable" column.

(2) Value of exercised in-the-money options represents the positive spread between the option exercise price and the deemed fair market value of our common stock at December 31, 1999, which our Board of Directors determined was $2.6667 per share.

EMPLOYMENT AGREEMENTS

  JONATHAN NELSON

     On January 29, 1997, Mr. Nelson entered into an employment agreement with us to serve as our Chief Executive Officer. Mr. Nelson currently serves as our Chief Executive Officer and as Chairman of our Board of Directors. As amended on February 24, 1997, the employment agreement provides Mr. Nelson with an annual base salary of $90,000. In addition, Mr. Nelson is eligible to receive discretionary bonus compensation in an amount determined by the Board of Directors. Under the terms of his agreement, Mr. Nelson's employment shall continue until either party gives the other party 90 days advance written notice of the expiration of the employment agreement. Should we terminate Mr. Nelson's employment for cause, we must pay Mr. Nelson all compensation due on the date of termination. If we terminate Mr. Nelson's employment without cause and without 90 days advance written notice, Mr. Nelson is entitled to receive from us, so long as Mr. Nelson is not in breach of the non-competition and protection of confidential information provisions of his employment agreement, the following:

     - his applicable salary compensation less any income earned from subsequent employment, limited to 90 days once written notice is given; and

     - any unpaid reimbursable expenses outstanding, and any unused accrued vacation, as of the date of termination.

  MICHAEL HUDES

     On January 29, 1997, Mr. Hudes entered into an employment agreement with us to serve as our President. Mr. Hudes currently serves as our President and a member of our Board of Directors. As amended on February 24, 1997, the employment agreement provides Mr. Hudes with an annual base salary of $140,000. In addition, Mr. Hudes is eligible to receive discretionary bonus compensation in an amount determined by the Board of Directors. Under the terms of his agreement, Mr. Hudes' employment shall continue until either party gives the other party 90 days advance written notice of the expiration of the employment agreement. Should we terminate Mr. Hudes' employment for cause, we must pay Mr. Hudes all compensation due on the date of termination. If we terminate Mr. Hudes' employment without cause and without 90 days advance written notice, Mr. Hudes is entitled to receive from us, so long as Mr. Hudes is not in breach of the non-competition and protection of confidential information provisions of his employment agreement, the following:

     - his applicable salary compensation less any income earned from subsequent employment, limited to 90 days once written notice is given; and

     - any unpaid reimbursable expenses outstanding, and any unused accrued vacation, as of the date of termination.

  SUSAN L. FIELD

     On June 22, 1999, Ms. Field entered into an employment agreement with us to serve as our Executive Vice President and Chief Financial Officer. The employment agreement provides Ms. Field with an annual base salary of $250,000 and a bonus of up to 40% of her base salary upon achievement of specific goals and objectives. Additionally, Ms. Field was paid a signing bonus of $50,000 in connection with her entering the employment agreement.

     Ms. Field's employment agreement also provides her with an incentive stock option for the purchase of 480,000 shares of our common stock pursuant to our 1997 stock option plan at an exercise price of $0.8333 per share, and a nonstatutory stock option for the purchase of 1,125,000 shares of our common stock pursuant to our 1997 stock option plan, at an exercise price of $0.8333 per share. These options contain a four year vesting period, with 25% vesting after the first continuous year of employment and the remaining option shares vesting in equal monthly portions through the fourth year. Also, Ms. Field is entitled to an additional nonstatutory stock option grant of 150,000 shares of common stock pursuant to our 1997 stock option plan, at an exercise price of $0.8333 per share. Of these shares, 75,000 vested upon the closing of the initial public offering on February 18, 2000 and 75,000 will vest upon our hiring employees to fill at least two key management positions and our retaining these employees for nine continuous months of employment.

     Under the terms of her agreement, Ms. Field's employment may be terminated by either party at any time with or without cause and with or without notice. Should we terminate Ms. Field's employment for cause or should she voluntarily resign, she will not be entitled to severance pay, pay in lieu of notice, or any other compensation or benefits, other than payment of accrued salary and vacation. In the event Ms. Field's employment is terminated without cause, we will provide her with the following:

     - a payment equal to three months of her salary, less standard withholdings and deductions; and

     - a one-year acceleration of vesting of the common stock subject to purchase pursuant to the options granted to her as of the date of the employment agreement.

DIRECTOR COMPENSATION

     Our directors currently are not compensated for their services. However, in the future we intend to compensate our non-employee directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee makes all compensation decisions. Gary F. Hromadko and Gerald Bruce Redditt have served as the only members of the compensation committee since we formed the committee in February 2000. No member of our compensation committee has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee. No member of our compensation committee is or was one of our officers or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of March 31, 2000 by each person or entity known by us to own beneficially more than five percent of our common stock; by each of our executive officers named in the Summary Compensation Table; by each of our directors; and by our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of capital stock listed as owned by such person. Shares subject to options which are exercisable within sixty days of March 31, 2000 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

     The address of each of the executive officers and directors is c/o Organic, Inc., 510 Third Street, San Francisco, California 94107.

                                                                          PERCENTAGE OF SHARES
                                                     NUMBER OF SHARES         BENEFICIALLY
                 NAME AND ADDRESS                   BENEFICIALLY OWNED          OWNED(1)
--------------------------------------------------  ------------------    --------------------
Organic Holdings, Inc. ...........................      51,954,975                59.3%
  c/o Organic, Inc.
  510 Third Street
  San Francisco, CA 94107
Omnicom Group, Inc. ..............................      14,983,101                17.1%
  437 Madison Avenue
  New York, NY 10022
Jonathan Nelson(2)................................      51,954,975                59.3%
Michael Hudes(3)..................................       1,014,750                 1.2%
Janis Nakano Spivack(4)...........................         239,063                   *
Susan Field(5)....................................          75,000                   *
Matthew Bernardini(6).............................         154,164                   *
Gary F. Hromadko..................................              --                   *
Bruce Redditt.....................................              --                   *
All executive officers and directors as a group
  (14 persons)(7).................................      55,721,040                63.5%

---------------
 * Represents beneficial ownership of less than one percent of the common stock.

(1) Computed on the basis of 87,553,746 shares outstanding as of March 31, 2000 and, with respect to each officer and director, shares subject to options exercisable within 60 days of March 31, 2000.
(2) Shares beneficially owned by Mr. Nelson consist of 51,974,975 shares owned by Organic Holdings, Inc., of which Mr. Nelson is the majority stockholder.
(3) As of March 31, 2000, 369,000 shares held by Mr. Hudes were subject to a right of repurchase by us which lapses over time.
(4) Includes 55,781 shares subject to options exercisable within 60 days of March 31, 2000, of which 39,843 shares were vested and 15,938 shares were unvested as of March 31, 2000.
(5) Includes 75,000 shares subject to options exercisable within 60 days of March 31, 2000, of which 75,000 were vested as of March 31, 2000.
(6) Includes 10,311 shares subject to options exercisable within 60 days of March 31, 2000, of which 4,686 shares were vested and 5,625 shares were unvested as of March 31, 2000. As of March 31, 2000, 74,478 shares held by Mr. Bernardini were subject to a right of repurchase by us which lapses over time.
(7) Includes 159,180 shares subject to options exercisable within 60 days of March 31, 2000, of which 131,367 shares were vested and 27,813 shares were unvested as of March 31, 2000. As of March 31, 2000, 1,549,480 shares held by such persons were subject to a right of repurchase by us which lapses over time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 1999, the beginning of our fiscal year, we have never been party to, and have no plan to be a party to, any transaction or series of similar transactions in which the amount included exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than five percent of our common stock had or will have an interest, other than as described under "Executive Compensation" and the transactions described below.

OMNICOM GROUP

     In February 1999, we issued 1,488,000 shares of our Series B preferred stock at $7.2067 per share to Omnicom Group for net cash proceeds of $7.7 million plus the settlement of a $3.0 million short-term bridge loan that we obtained from Omnicom Group in January 1999. Omnicom Group beneficially owns more than five percent of our common stock.

     On August 27, 1999, we entered into a revolving credit facility with Omnicom Group, which allows us to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of our initial public offering. Thereafter, we may borrow up to $15.0 million from Omnicom Group at the lender's commercial paper rate plus 1.25% through September 30, 2002. Additionally, in connection with the revolving credit facility, we issued a warrant to purchase 2,249,076 shares of our common stock to Omnicom Group at an exercise price of $0.0033 per share.

     One of our directors, Gerald Bruce Redditt, has served as Executive Vice President of Omnicom Group since 1998.

OFFICER LOAN

     On March 31, 1999, we entered into a promissory note agreement for $200,000 with Michael Hudes. This loan was secured by a pledge of Mr. Hudes' shares of common stock. This note bears an annual interest rate of 7% with principal and interest payments due every other year beginning on March 31, 2001. The principal of the note was repaid on April 11, 2000.

     On April 27, 2000, we entered into a promissory note agreement for $3.0 million bearing an annual interest rate of 9% with Michael Hudes. The amount due including interest was repaid in full on May 5, 2000.

REGISTRATION RIGHTS

     We have entered into an investor's rights agreement with Organic Holdings, Inc., which beneficially owns more than five percent of our common stock, and Omnicom Group. This agreement provides that, subject to specified limitations, if we propose to register any of our common stock under the Securities Act, Organic Holdings, Inc., Omnicom Group and their permitted transferees have the right to include their shares of common stock in the registration. Furthermore, subject to specified limitations, Organic Holdings, Inc., Omnicom Group and their permitted transferees may require us to register all or part of the common stock they hold. These demand rights apply during the period commencing on August 10, 2000 and ending on August 10, 2005. The number of shares included in any underwritten offering can be limited by the underwriters of that offering.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     See Part II, Item 8 of this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULES

     See Part II, Item 8 of this Annual Report on Form 10-K.

     3.  EXHIBITS

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is the same as those set forth below.

EXHIBIT
  NO.                             DESCRIPTION
-------   ------------------------------------------------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Registrant(1)
  3.2     Amended and Restated Bylaws of Registrant(1)
  4.1     Reference is made to Exhibits 3.1 and 3.2
  4.2     Specimen Certificate of the Registrant's common stock(1)
  4.3     Rights Agreement between Registrant and EquiServe Trust
          Company, N.A., as Rights Agent(2)
  4.4     Investors' Rights Agreement by and among Registrant, Organic
          Holdings, Inc. and Omnicom Group, Inc., dated February 8,
          2000(1)
 10.1     Form of Indemnification Agreement between Registrant and
          each of its executive officers and Directors(1)
 10.2     Registrant's 1997 Stock Option Plan, as amended and
          restated, including forms of agreements thereunder(1)(3)
 10.3     Registrant's 1999 Long-Term Stock Incentive Plan, including forms of agreements thereunder(1)(3)
 10.4     Employment Agreement between Registrant and Jonathan Nelson, dated January 29, 1997 and amended February 24, 1997(1)(3)
 10.5     Employment Agreement between Registrant and Michael Hudes, dated January 29, 1997 and amended February 24, 1997(1)(3)
 10.6     Employment Agreement between Registrant and Susan L. Field, dated June 22, 1999(1)(3)
 10.7     Loan Agreement between Registrant and Omnicom Group, Inc., dated August 27, 1999(1)
 10.8     Guaranty and Security Agreement by and among Registrant,
          Organic Media, Inc. and Omnicom Group, Inc., dated August
          27, 1999(1)
 10.9     Revolving Note of Registrant payable to Omnicom Group, Inc., dated August 27, 1999(1)
 10.10    Lease between 500 Third Street Associates and Registrant,
          dated July 22, 1996(1)
 10.11    Lease between 500 Third Street Associates and Registrant,
          dated July 22, 1996(1)
 10.12    Lease between 500 Third Street Associates and Registrant,
          dated December 5, 1996(1)
 10.13    Lease between Trustees of the Masonic Hall and Asylum Fund and Registrant, dated June 1998(1)
 10.14    Lease between Trustees of the Masonic Hall and Asylum Fund and Registrant, dated September 15, 1999(1)
 10.15    Lease between Baker Hamilton Properties, LLC and Registrant, dated November 8, 1999(1)
 10.16    Lease between 233 Broadway Owners LLC and Registrant, dated
          November 4, 1999(1)
 10.17    Registrant's 2000 Employee Stock Purchase Plan(1)

EXHIBIT
  NO.                             DESCRIPTION
-------   ------------------------------------------------------------
 10.18    Sublease between Looksmart, Ltd. and Registrant, dated
          January 14, 2000(1)
 10.19    Omnibus Service Agreement between Registrant and
          Blockbuster, Inc., dated February 1, 1999(1)
 10.20    DaimlerChrysler Corporation Agreement with Registrant, dated
          March 15, 1999(1)
 21.1     Subsidiaries of the Registrant(1)
 24.1     Power of Attorney (contained in the signature page to this
          Report)
 27.1     Financial Data Schedule(2)

---------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-91627).

(2)  Filed herewith.

(3)  Management contract or compensatory plan, contract or arrangement.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Organic, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORGANIC, INC. (Registrant)

                                          By:      /s/ JONATHAN NELSON
                                            ------------------------------------
                                                      Jonathan Nelson
                                                Chief Executive Officer and
                                                   Chairman of the Board

Date: May 8, 2000

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Nelson, Michael Hudes, Susan L. Field and Margaret M. Zagel, and each of them, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Organic, Inc. and in the capacities and on the date indicated below.

                   SIGNATURE                                             TITLE
                   ---------                                             -----

              /s/ JONATHAN NELSON                  Chief Executive Officer and Chairman of the Board
 ---------------------------------------------               (Principal Executive Officer)
                Jonathan Nelson

               /s/ MICHAEL HUDES                                President and Director
 ---------------------------------------------
                 Michael Hudes

               /s/ SUSAN L. FIELD                    Executive Vice President and Chief Financial
 ---------------------------------------------           Officer (Principal Financial Officer)
                 Susan L. Field

             /s/ SHELLY A. SAUNDERS               Vice President, Corporate Controller and Treasurer
 ---------------------------------------------              (Principal Accounting Officer)
               Shelly A. Saunders

              /s/ GARY F. HROMADKO                                     Director
 ---------------------------------------------
                Gary F. Hromadko

            /s/ GERALD BRUCE REDDITT                                   Director
 ---------------------------------------------
              Gerald Bruce Redditt

Dated: May 8, 2000