Form 10-Q
period 2000-03-31
ORGANIC INC
filed 2000-05-15
CIK 1093709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of April 30, 2000 was 87,712,080.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ORGANIC, INC.

                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of March 31, 2000
         (unaudited) and December 31, 1999...........................    3
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2000 and 1999 (unaudited)......    4
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999 (unaudited)......    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   21

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   22
Item 2.  Changes in Securities and Use of Proceeds...................   22
Item 6.  Exhibits and Reports on Form 8-K............................   23
SIGNATURES...........................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
             (IN THOUSANDS, EXCEPT SHARE DATA)                   2000            1999
------------------------------------------------------------  -----------    ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 91,534        $ 8,385
  Short-term investments....................................        194             --
  Accounts receivable, net of allowance of $3,238 at March
    31, 2000 and $1,078 at December 31, 1999................     27,932         15,487
  Accounts receivable -- media spending.....................      2,495          3,282
  Costs in excess of billings...............................      4,462          5,248
  Deposits and prepaid expenses.............................      2,659          1,327
  Other assets..............................................        473            265
                                                               --------        -------
        Total current assets................................    129,749         33,994
  Property and equipment, net...............................     15,924         10,759
  Long-term investments.....................................      1,990          1,990
  Deferred bank facility charge, net of accumulated
    amortization of $3,530 at March 31, 2000 and $2,017 at
    December 31, 1999.......................................     14,621         16,134
  Other assets..............................................        439          1,387
                                                               --------        -------
        Total assets........................................   $162,723        $64,264
                                                               ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  2,861        $ 3,232
  Current portion of long-term debt.........................        313         13,450
  Current portion of obligations under capital leases.......         43             44
  Accrued expenses..........................................      5,615          5,245
  Accrued employee costs....................................      3,883          4,206
  Deferred rent.............................................        351            345
  Deferred revenue..........................................      9,127          6,357
  Deferred revenue -- media spending........................      4,585          5,795
                                                               --------        -------
        Total current liabilities...........................     26,778         38,674
  Long-term debt, net of current portion....................        301            381
  Obligations under capital leases, net of current
    portion.................................................         87             97
                                                               --------        -------
        Total liabilities...................................     27,166         39,152
                                                               --------        -------
Minority interest in consolidated subsidiary................        287            334
Stockholders' equity:
  Series A convertible preferred stock, $.0001 par value,
    21,675,000 shares authorized, 0 and 21,675,000 shares
    issued and outstanding at March 31, 2000 and December
    31, 1999, respectively (aggregate liquidation preference
    $64,664)................................................         --              2
  Series B convertible preferred stock, $.0001 par value,
    1,488,000 shares authorized, 0 and 1,488,000 shares
    issued and outstanding at March 31, 2000 and December
    31, 1999, respectively (aggregate liquidation preference
    $10,724)................................................         --             --
  Common stock, $.0001 par value, 200,000,000 shares
    authorized, 87,553,746 and 2,844,642 shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively............................................          9             --
  Additional paid-in capital................................    304,787        151,743
  Notes receivable from stockholders........................     (4,431)            --
  Deferred stock-based compensation.........................    (90,226)       (83,370)
  Accumulated deficit.......................................    (74,832)       (43,607)
  Accumulated other comprehensive income....................        (37)            10
                                                               --------        -------
        Total stockholders' equity..........................    135,270         24,778
                                                               --------        -------
        Total liabilities and stockholders' equity..........   $162,723        $64,264
                                                               ========        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)            2000          1999
------------------------------------------------------------  -----------    --------
Revenues....................................................  $    29,214    $ 10,087
Operating expenses:
  Professional services (exclusive of $9,844 and $301
     reported below of stock-based compensation for the
     three months ended March 31, 2000 and 1999)............       16,336       5,568
  Selling, general and administrative (exclusive of $14,551
     and $422 reported below of stock-based compensation for
     the three months ended March 31, 2000 and 1999)........       19,910       4,649
  Stock compensation and other stock-based charges..........       24,395         723
                                                              -----------    --------
          Total operating expenses..........................       60,641      10,940
                                                              -----------    --------
Operating loss..............................................      (31,427)       (853)
Minority interest in operations of consolidated
  subsidiary................................................           55          23
Interest income (expense), net..............................          346         (21)
                                                              -----------    --------
       Net loss before taxes................................      (31,026)       (851)
Income tax expense..........................................          199          15
                                                              -----------    --------
       Net loss.............................................  $   (31,225)   $   (866)
                                                              ===========    ========
Basic and diluted net loss per share........................  $     (0.65)   $  (0.96)
                                                              ===========    ========
Weighted average common shares outstanding -- basic and
  diluted...................................................   48,178,445     900,656
                                                              ===========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2000
                                                              ---------------------
                       (IN THOUSANDS)                           2000         1999
------------------------------------------------------------  --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(31,225)     $  (866)
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,149          585
    Stock compensation and other stock-based charges........    24,395          723
    Provision for doubtful accounts and sales returns.......     2,358          130
    Minority interest in operations of consolidated
     subsidiary.............................................       (47)         243
    Changes in assets and liabilities:
      Increase in accounts receivable.......................   (14,190)      (4,107)
      Decrease (increase) in costs in excess of billings....       786         (826)
      (Increase) decrease in deposits and prepaid
       expenses.............................................    (1,332)           4
      Decrease (increase) in other assets...................       892         (339)
      Decrease in accounts payable and accrued expenses.....      (489)      (2,080)
      Increase in deferred revenue..........................     1,560        2,434
      Increase in deferred rent.............................         6           36
      Increase in income taxes payable......................       165           --
                                                              --------      -------
        Net cash used in operating activities...............   (14,972)      (4,063)
                                                              --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (7,292)        (947)
  Purchase of short-term investments........................      (194)      (1,754)
                                                              --------      -------
        Net cash used in investing activities...............    (7,486)      (2,701)
                                                              --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock,
    net.....................................................        --        7,718
  Proceeds from issuance of common stock, net...............   115,918           --
  Proceeds from exercises of common stock options...........     3,011            5
  Payments on long-term debt................................   (16,718)        (184)
  Proceeds from long-term debt..............................     3,500        3,000
  Payments on capital leases................................       (10)          (9)
  Payments for repurchase of common stock options...........       (47)          --
                                                              --------      -------
        Net cash provided by financing activities...........   105,654       10,530
        Effect of exchange rate changes on cash and cash
        equivalents.........................................       (47)           9
                                                              --------      -------
        Net increase in cash and cash equivalents...........    83,149        3,775
Cash and cash equivalents at beginning of period............     8,385        1,667
                                                              --------      -------
Cash and cash equivalents at end of period..................  $ 91,534      $ 5,442
                                                              ========      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for interest....................................  $    236      $    59
                                                              ========      =======
  Cash paid for income taxes................................  $     42      $    --
                                                              ========      =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under financing
    obligations.............................................  $     --      $    35
                                                              ========      =======
  Conversion of debt into preferred stock...................  $     --      $ 3,000
                                                              ========      =======
  Deferred stock-based compensation.........................  $ 34,752      $ 3,679
                                                              ========      =======
  Common stock issuance in exchange for notes receivable
    from stockholders.......................................  $  4,453      $    --
                                                              ========      =======
  Common stock repurchased in exchange for notes receivable
    from stockholders.......................................  $    (22)     $    --
                                                              ========      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Organic, Inc. and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the disclosures necessary for annual consolidated financial statements in conformity with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying unaudited financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the fiscal full year or any other interim period.

     On February 8, 2000, the Company's Board of Directors effected a 3-for-1 split of its outstanding shares of common stock. All share and per share information included in the accompanying financial statements have been retroactively adjusted to reflect this stock split.

     Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

NOTE 2 -- INITIAL PUBLIC OFFERING

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

NOTE 3 -- NET LOSS PER SHARE

     The Company computes basic net loss per share by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of common stock subject to repurchase rights, the incremental common shares issuable upon the exercise of the stock options and warrant (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method).

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3 -- NET LOSS PER SHARE (CONTINUED)
     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)            2000          1999
------------------------------------------------------------  -----------    --------
Numerator:
Net loss attributable to common stockholders................  $   (31,225)   $   (866)
                                                              ===========    ========
Denominator:
Weighted average common shares outstanding..................   51,872,529     932,391
Less: weighted average unvested common shares subject to
  repurchase................................................   (3,694,084)    (31,735)
                                                              -----------    --------
Weighted average common shares used in computing basic and
  diluted net loss per share................................   48,178,445     900,656
                                                              ===========    ========
Basic and diluted net loss per share........................  $     (0.65)   $  (0.96)
                                                              ===========    ========

     The following table sets forth common stock equivalents that were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for those periods presented.

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Weighted average effect of common stock equivalents:
  Series A convertible preferred stock......................  28,582,418    65,025,000
  Series B convertible preferred stock......................   1,962,198     3,075,200
  Unvested common shares subject to repurchase..............   3,694,084        31,735
  Common stock options......................................  12,336,027     6,994,739
  Common stock warrants.....................................     988,605            --

NOTE 4 -- COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The components of comprehensive loss for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                       (IN THOUSANDS)                           2000        1999
------------------------------------------------------------  ---------    ------
Net loss....................................................  $(31,225)    $(866)
Foreign currency translation adjustments....................       (47)        9
                                                              --------     -----
Comprehensive loss..........................................  $(31,272)    $(857)
                                                              ========     =====

     The tax effects of comprehensive loss were not considered material. Accumulated other comprehensive loss at March 31, 2000 and 1999 was comprised solely of foreign currency translation adjustments.

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5 -- DEFERRED STOCK-BASED COMPENSATION

     For the three months ended March 31, 2000 and 1999, the Company recorded aggregate deferred stock-based compensation of $34.8 million and $3.7 million, respectively. This amount has been included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the related options, generally 4 years, consistent with the method described in Financial Accounting Standards Board Interpretation ("FIN") No. 28. During the three months ended March 31, 2000 and 1999, the Company recognized stock compensation expense of $22.9 million and $723,000, respectively. As of March 31, 2000, the Company had an aggregate of $90.2 million of deferred stock-based compensation remaining to be amortized.

NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Statement requires that derivative instruments used to hedge be identified specifically to assets, liabilities, unrecognized firm commitments or forecasted transactions. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value or cash flows. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of SFAS No. 133, management does not believe that the adoption of this Statement will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges". In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. Management does not anticipate that these SABs will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In March 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board ("APB") Opinion No. 2". FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000. Management does not anticipate that this Interpretation will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 7 -- SUBSEQUENT EVENTS

     On April 27, 2000, the Company entered into a promissory note agreement for $3.0 million bearing an annual interest rate of 9% with an Executive Officer of the Company. The amount due including interest was fully repaid on May 5, 2000. In addition, on April 11, 2000, this Executive Officer also repaid to the Company the principal amount due of $200,000 relating to a promissory note agreement that was entered into on March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains forward-looking statements that are based on management's current expectations. These forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. For example, words such as "may", "will", "should", "believes", "anticipates", "intends", "estimates", "expects", "projects", "plans", "predicts", "potential", "continue", "strategy" and similar expressions are intended to identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Results" and the risks discussed in our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627) and Annual Report on Form 10-K filed May 8, 2000.

OVERVIEW

     Since our founding in 1993 as a sole proprietorship and our incorporation in January 1995, we believe that we have been an innovator and leader in the Internet professional services industry. We focus on providing an integrated suite of services to our clients including strategic consulting and research, Web site design, software engineering and technical program management, online marketing including media buying and management, public relations, and customer service and fulfillment consulting and transaction management. As the Internet continues to evolve, these services provide our clients with the necessary tools to effectively manage and grow their customer and business relationships. We have performed work for over 250 major offline and online companies to establish or enhance brands and have introduced several new service lines to address particular client needs.

     We are rapidly growing to accommodate the increasing demand for Internet professional service offerings and to better serve our existing clients in both their various domestic and international locations. We expect that our revenues will be driven primarily by the number, size and scope of our client engagements and by our professional services headcount. The number, size, and scope of our engagements have been increasing and we expect this trend to continue. We also anticipate our clients will engage us in more of our service offerings over time. For the three months ended March 31, 2000, five clients accounted for approximately 44% of our revenues, with DaimlerChrysler accounting for approximately 18%. Revenues from any given client will vary from period to period; however, we expect that significant concentration will continue for the foreseeable future. To the extent that any significant client reduces its use of our services or terminates its relationship with us, our revenues could decline. As a result, the loss of any significant client could negatively impact our business and results of operations.

     A significant amount of our revenues are derived from providing professional services on a fixed-fee, retainer or time and materials basis. We generally enter into a service agreement with a client that establishes the legal and general business terms of our relationship. Our engagements vary depending on what type of services we provide and they range in duration from a few months to more than a year. Generally our client relationships span several years. Revenues from fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting in accordance with Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts", based on the percentage of costs incurred to date to total estimated project costs. We periodically evaluate the actual status of each project to ensure that the estimated cost to complete each contract remains accurate and any adjustments for estimated losses, if necessary, are made in the period in which such losses are determined. To date, such losses have not been significant. Revenues pursuant to retainer contracts are generally recognized over the life of the contract on a straight-line basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues exclude reimbursable expenses charged to clients. During the three months ended March 31, 2000, we opened a permanent office in Toronto, Canada.

Our international operations collectively accounted for 8.9% of our total revenues for the three months ended March 31, 2000. As we continue to expand internationally, we expect to generate a greater percentage of our revenues outside of the United States.

     Our professional services expenses include the direct costs associated with our billable employees and contractors. These expenses include salaries, bonuses, benefits, vacation, travel and entertainment expenses. Professional services margins reflect revenues less professional services expenses which are incurred regardless of whether or not a billable employee's time is billed to a client. Historically our professional services expenses have increased and we expect these expenses will continue to increase in the foreseeable future due to increased hiring, wage increases and inflation. Our professional services margins are affected by many factors, including the efficiency with which we utilize our employees and the continuation of our clients in retaining our services. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our professional services margins. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project as expected, we must rapidly re-deploy professional services personnel to other engagements in order to minimize under-utilization which, in turn, would adversely affect professional services margins.

     Our selling, general and administrative expenses primarily consist of our investment in our corporate support services, our employee recruitment, training and retention programs, and our research and development and knowledge management initiatives. Our selling, general and administrative expenses also include the direct costs associated with employees and contractors in non-billable departments, real estate costs and other investments in our corporate support services. As our business continues to grow and expand globally, we expect these expenses will continue to increase as we continue to hire additional personnel, invest in our knowledge management initiatives, and incur additional infrastructure costs.

     Although revenues have consistently increased from year to year, we have incurred significant investment costs in order to create a leadership position in the highly competitive market in which we operate. As a result, we have incurred significant losses since inception, and, as of March 31, 2000, had an accumulated deficit of $74.8 million. We believe our success depends on increasing our client base, hiring and retaining professionals, and continuing our global expansion. Accordingly, we expect associated headcount and infrastructure costs to continue to increase. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

     Our clients tend to spend proportionally more on our services during the second and third quarters and we expect this seasonality trend to continue in the near future. This has caused our past operating results to fluctuate significantly from quarter to quarter, thus making the prediction of future operating results very difficult. Our expansion places significant demands on our management and operational resources. We may be unable to manage our growth effectively and as a result, our expenses could increase more quickly than our revenues. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. In addition, although we have experienced significant percentage growth in annual revenues to date, we do not believe that prior growth rates are sustainable or indicative of future operating results. Please refer to the section entitled "Factors That May Affect Results" for additional information.

RESULTS OF OPERATIONS

     The following table presents our consolidated statement of operations as a percentage of revenues for the periods indicated. We derived this data from our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in our opinion, include all normal recurring adjustments necessary to fairly present the results of operations for the periods shown. This information should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. The operating results for any period are not necessarily indicative of the results that may be expected for any future period.

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------    -----
Revenues....................................................   100.0%   100.0%
Operating expenses:
  Professional services.....................................    55.9     55.2
  Selling, general and administrative.......................    68.2     46.1
  Stock compensation and other stock-based charges..........    83.5      7.2
                                                              ------    -----
          Total operating expenses..........................   207.6    108.5
Operating loss..............................................  (107.6)    (8.5)
Minority interest in operations of consolidated
  subsidiary................................................     0.2      0.2
Interest income (expense), net..............................     1.2     (0.2)
                                                              ------    -----
          Net loss before taxes.............................  (106.2)    (8.5)
Income tax expense..........................................     0.7      0.1
                                                              ------    -----
          Net loss..........................................  (106.9)%   (8.6)%
                                                              ======    =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

  REVENUES

     Our revenues were $29.2 million for the three months ended March 31, 2000, an increase of 190% over $10.1 million for the three months ended March 31, 1999. This increase was primarily due to increases in the number of clients and the size and scope of our engagements, partly attributable to the addition of customer service and fulfillment consulting services to our service offerings. Our increased sales and marketing efforts resulted in the addition of many new accounts and the expansion of our relationship with many existing clients since March 31, 2000, most notably DaimlerChrysler, which accounted for approximately 18% of our total revenues for the three months ended March 31, 2000. Since March 31, 1999, we continued our international expansion by opening permanent offices in London, Singapore and Toronto. Revenues from our international locations were significantly higher than the amounts generated during the first quarter of 1999, representing 8.9% of our total revenues for the three months ended March 31, 2000.

  PROFESSIONAL SERVICES

     Our professional services expenses were $16.3 million for the three months ended March 31, 2000, an increase of 193% over $5.6 million for the three months ended March 31, 1999. This increase was primarily due to an increase in our salary and contractor costs associated with the increase in professional services personnel. The global increase in professional services headcount resulted from opening new offices in Detroit, Sao Paulo, London, Singapore and Toronto as well as continued growth in our San Francisco, New York and Chicago offices in order to accommodate the increase in the size and number of our projects. As a percentage of revenues, professional services expenses remained relatively constant at 56% for the three months ended March 31, 2000, as compared to 55% for the three months ended March 31, 1999.

  SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses were $19.9 million for the three months ended March 31, 2000, an increase of 328% over $4.6 million for the three months ended March 31, 1999. This increase resulted from the hiring of key corporate officers, increased facilities, rent and depreciation costs associated with our new offices as previously mentioned, and increased recruiting associated with the increase in personnel. As a percentage of revenues, selling, general and administrative expenses were 68% and 46% for the three months ended March 31, 2000 and 1999, respectively. This increase was the result of our aggressive investment in infrastructure support costs relative to our revenue growth. We believe that our current investments in our infrastructure will result in a global, scalable organization that, in turn, will result in greater efficiencies in the future.

  STOCK COMPENSATION AND OTHER STOCK-BASED CHARGES

     Stock compensation and other stock-based charges consist of non-cash compensation expenses arising from stock option grants and the issuance of a warrant to Omnicom Group. For the three months ended March 31, 2000 and 1999, we recorded aggregate deferred stock-based compensation of $34.8 million and $3.7 million, respectively. This increase was primarily due to an increase in the number of option grants since March 31, 1999 and the larger differences between the market values at the dates of and the exercise prices at which the options were granted from March 31, 1999 through January 18, 2000. This amount has been included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the related options, generally 4 years. During the three months ended March 31, 2000 and 1999, we recognized stock compensation expense of approximately $22.9 million and $723,000, respectively. As of March 31, 2000, we had $90.2 million of deferred stock-based compensation remaining to be amortized. The amortization of deferred stock-based compensation will result in additional charges to operations through fiscal 2003.

     In connection with the $30.0 million revolving credit facility obtained on August 27, 1999, we issued a warrant on September 13, 1999 that entitled Omnicom Group to purchase 2,249,076 shares of common stock and recorded a deferred bank facility charge of approximately $18.2 million. This amount is being amortized on a straight-line basis over the longer of 36 months, the term of the credit facility, or until the credit facility is terminated. For the three months ended March 31, 2000, we recognized bank facility expense of $1.5 million.

  INTEREST INCOME (EXPENSE), NET

     Interest income (expense), net is the difference between interest income generated from our cash and cash equivalents and short-term investments and interest expense related to our financing obligations. We incurred interest income, net of $346,000 for the three months ended March 31, 2000 and interest expense, net of approximately $21,000 for the three months ended March 31, 1999. We invested our cash balances in money market funds as of March 31, 2000. We expect interest income to increase, as we intend to invest the proceeds from our initial public offering in interest-bearing securities.

LIQUIDITY AND CAPITAL RESOURCES

     On February 10, 2000, we completed an initial public offering of 6,325,000 shares of our common stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share and realized net proceeds of approximately $115.9 million. The primary purposes of this offering were to obtain additional equity capital to assist with our present growth strategies, create a public market for our common stock, and facilitate future access to public markets. We have used, and expect to continue to use, the proceeds for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used for the acquisition of businesses that are complimentary to ours. Pending such uses, we have invested the net proceeds of this offering in money market funds. Prior to our initial public offering, we primarily financed our operations through the issuance of convertible preferred stock, borrowings under equipment lines of credit, and borrowings under a revolving credit facility. As of March 31, 2000, we had $91.5 million in cash and cash equivalents.

     Net cash used in operating activities was $15.0 million and $4.1 million for the three months ended March 31, 2000 and 1999, respectively. Net cash flows used in operating activities in each period reflect increasing net losses and increases in accounts receivable, offset by an increase in the amortization of deferred stock-based compensation.

     Net cash used in investing activities was $7.5 million and $2.7 million for the three months ended March 31, 2000 and 1999, respectively. Net cash flows used in investing activities in each period reflect increased purchases of property and equipment, partially offset by a decrease in short-term investments.

     Net cash provided by financing activities was $105.7 million and $10.5 million for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities for the three months ended March 31, 2000 was primarily due to our initial public offering and, to a lesser extent, the exercises of common stock options, partially offset by the repayment of our borrowings under the revolving credit facility as described below. Net cash provided by financing activities for the three months ended March 31, 1999 was primarily due to the issuance of Series B convertible preferred stock as described below.

     Capital expenditures, excluding capital leases, were $7.3 million and $0.9 million for the three months ended March 31, 2000 and 1999. Our capital expenditures consisted of purchases of operating resources, including computer equipment, computer software, other internal software implementations and leasehold improvements. Since inception, we have generally funded capital expenditures through the use of capital leases, equipment lines of credit and software financing agreements. We expect that our capital expenditures will continue to increase in the future, in part due to the relocation of our headquarters in San Francisco, and that these expenditures will be primarily for the purchase of computer equipment, computer software, internal software implementations and leasehold improvements.

     In February 1999, we issued 1,488,000 shares of Series B convertible preferred stock to Omnicom Group for net cash proceeds of $7.7 million plus the settlement of a $3.0 million short-term bridge loan that was extended to us in January 1999.

     On August 27, 1999, we entered into a revolving credit facility with Omnicom Group that allowed us to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of our initial public offering. The revolving credit facility is primarily used for working capital purposes. This credit facility contains certain restrictions and any borrowings under the credit facility require us to comply with financial covenants and are secured by some of our investments. These financial covenants include minimum revenue targets and limitations on capital equipment purchases. Upon the closing of our initial public offering on February 18, 2000, the borrowing limit available under the revolving credit facility was reduced to $15.0 million at the lender's commercial paper rate plus 1.25% through September 30, 2002 and the amount outstanding including interest was repaid in full.

FACTORS THAT MAY AFFECT RESULTS

     In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be read carefully when evaluating us and our business because such factors currently may have a significant impact on our business, operating results, financial condition and cash flows. Our actual results could differ materially from those projected in any forward-looking statements as a result of the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q and the risks discussed in our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627) and Annual Report on Form 10-K filed on May 8, 2000.

RISKS RELATED TO ORGANIC

WE MAY BE UNABLE TO RECRUIT AND RETAIN THE TALENTED PERSONNEL WHO ARE ESSENTIAL FOR COMPLETING CLIENT PROJECTS, WHICH COULD HARM OUR PERFORMANCE ON EXISTING PROJECTS AND REDUCE OUR ABILITY TO OBTAIN NEW PROJECTS.

     Our business is labor intensive, and thus our success depends on identifying, hiring, training and retaining talented professionals. All of our current employees and senior managers are employed on an at-will basis. If a significant number of our current employees, contractors or any of our senior managers leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenues.

     Even if we retain our current employees and contractors, our management must continually recruit talented professionals for our business to grow. However, competition for these employees is intense, particularly in the Internet and high technology industries. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. As of March 31, 2000, we had 983 employees, but we still need to hire additional personnel to support our business. The failure to retain or attract the necessary personnel would reduce our capacity to handle new client engagements and therefore our revenue growth, which would seriously harm our business, financial condition, results of operations and cash flows.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR RAPID GROWTH, WHICH COULD RESULT IN OUR BEING UNABLE TO EFFECTIVELY CONTROL OUR COSTS AND IMPLEMENT OUR BUSINESS STRATEGIES.

     We began expanding our operations both domestically and internationally in the past year. We believe further expansion will be required to address the anticipated growth in our client base and market opportunities. We also believe expansion into new geographic areas is important in order to more efficiently and effectively serve clients. Our current expansion has placed, and any future expansion may continue to place, a significant strain on our managerial, operational, financial and other resources.

     If we are unable to manage growth effectively or if we experience disruptions during our expansion, our expenses could increase more quickly than revenues or our revenues might be reduced as a result of failure to adequately service new client engagements, either of which would seriously harm our business, financial condition, results of operations and cash flows.

OUR REVENUES COULD BE SIGNIFICANTLY REDUCED BY THE LOSS OF A MAJOR CLIENT.

     We derive a significant portion of our revenues from a limited number of clients. The loss of any major client, if not replaced, could dramatically reduce our revenues. For example, for the three months ended March 31, 2000, our five largest clients accounted for approximately 44% of our total revenues, with DaimlerChrysler accounting for approximately 18% of our revenues.

WE MAY HAVE MORE DIFFICULTY COLLECTING OUR ACCOUNTS RECEIVABLE FROM EMERGING GROWTH AND START-UP CLIENTS THAN OTHER CLIENTS, WHICH MAY AFFECT OUR REVENUES AND DAMAGE OUR POTENTIAL PROFITABILITY.

     Approximately 30% of our revenues are currently derived from services provided to emerging growth and start-up companies. We believe that we may face certain risks in doing business with emerging growth and start-up clients that we may not face with our mature or established "brick and mortar" clients. Unless we are diligent in invoicing and collecting amounts during the beginning stages of our engagements, we believe we may experience longer payment cycles and problems in collecting accounts receivable with respect to emerging growth and start-up clients.

OUR LACK OF LONG-TERM CONTRACTS WITH OUR CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES.

     We generally do not have long-term contracts with our clients but instead are generally retained on an engagement-by-engagement basis. These engagements vary in size and scope and cause our revenues to be difficult to predict. In addition, generally our contract provides for termination by either party after notice and a transition period of up to 180 days. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. Because we incur costs based on our expectations of revenues from future engagements, our failure to predict our revenues accurately may cause the increase in our expenses to substantially outpace our revenue growth, which would seriously harm our financial condition, results of operations and cash flows.

IF WE FAIL TO ACCURATELY PREDICT COSTS RELATED TO OUR FIXED-FEE PROJECTS, WE MAY LOSE MONEY.

     Most of our current projects are on a fixed-fee basis, rather than on a time and materials basis. Often, we fix the fee and timeframe before we finalize the design specifications. The risk of miscalculations in pricing is high because we work with complex technologies in compressed timeframes, and therefore it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time necessary to complete our projects, we could have cost overruns and we could lose money on these projects, which could seriously harm our operating results.

WE MAY HAVE DIFFICULTY IN MANAGING OUR INTERNATIONAL EXPANSION AND OPERATIONS, WHICH COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

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

     - failure in finding or acquiring suitable strategic acquisition candidates;

     - difficulties arising from staffing and managing foreign operations;

     - compliance with legal and regulatory requirements of various countries, including differing tax or labor laws;

     - difficulties in using equity incentives for employees;

     - international currency issues, including fluctuations in currency exchange rates;

     - restrictions on the import and export of sensitive technologies, including data security and encryption technologies that we may wish to use in solutions we develop for clients; and

     - political or economic instability.

     If any of these risks should materialize, our international and domestic businesses, financial conditions, results of operations and cash flows could be harmed. Our revenues derived from international operations were 8.9% of our total revenues for the three months ended March 31, 2000.

OUR BILLABLE EMPLOYEES MAY BE UNDERUTILIZED IF CLIENTS DO NOT RETAIN OUR SERVICES, WHICH MAY DAMAGE OUR PROFITABILITY.

     Some of our clients who utilize our services in multiple stages or engagements may choose not to retain our services for additional stages of a project or may choose to cancel or delay additionally planned projects. Such cancellations or delays could result from factors entirely unrelated to our work, but instead related to general business or financial condition of the client. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project, we may be unable to rapidly re-deploy our employees to other engagements, to minimize under-utilization of those employees. This under-utilization could reduce our revenues and gross margins and damage our potential profitability.

     For example, if DaimlerChrysler, the sole client of our Detroit, Michigan office in 1999, chose not to retain our services, the billable employees in our Detroit office could be underutilized.

HISTORICALLY WE HAVE GRANTED OPTIONS TO PURCHASE COMMON STOCK AT LOW EXERCISE PRICES, WHICH WILL RESULT IN ADDITIONAL COMPENSATION EXPENSE IN THE FUTURE AND REDUCE OUR REPORTED EARNINGS.

     Historically we have granted employees options to purchase our common stock at exercise prices below the deemed fair market value on the date of grant. During the three months ended March 31, 2000, we granted options to purchase 2,728,006 shares of common stock to employees with exercise prices ranging from $3.00 to $30.13 per share. We recognized stock-based compensation expense of $22.9 million for the three months ended March 31, 2000 relating to the difference between the exercise price of the options and the fair market value of our common stock. As of March 31, 2000, we had $90.2 million of deferred stock-based compensation remaining that will be recognized as the options vest over the next four years which will dilute any future earnings that we may achieve.

WE ARE LIKELY TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS THAT MAY MAKE THE PRICE OF OUR COMMON STOCK DIFFICULT TO PREDICT.

     Our quarterly operating results have varied in the past and we expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. Some important factors affecting our revenues and operating results from quarter to quarter, in order of their relative magnitude are:

     - changes in our operating expenses as we expand globally;

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

     - our clients' purchasing cycles;

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

THE HISTORICAL SEASONALITY OF OUR REVENUES COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO FALL BELOW THE EXPECTATIONS OF MARKET ANALYSTS AND INVESTORS, WHICH COULD HAVE A NEGATIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     Historically, our clients have concentrated their expenditures on our services in the second and third quarters of the calendar year. This concentration of expenditures has resulted in quarterly fluctuations in revenues, and could cause our revenues to decline on a sequential basis in the future. If these fluctuations or declines are greater than market analysts or investors expect, our stock price could decline.

WE HAVE A HISTORY OF LOSSES AND WE MAY EXPERIENCE LOSSES IN THE FUTURE, WHICH COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK.

     We have experienced operating losses as well as net losses during the three months ended March 31, 2000 and 1999. For the three months ended March 31, 2000 and 1999, our net losses were $31.2 million and $866,000, respectively. For the three months ended March 31, 2000 and 1999, our net losses were 106.9% and 8.6% of total revenues, respectively. We may not be able to sustain the revenue growth we have experienced or the levels of revenues obtained previously. In addition, we intend to continue to invest heavily in development of our infrastructure and recruiting. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline substantially.

WE RELY ON THE SERVICES OF OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERIENCE WOULD BE DIFFICULT TO REPLACE.

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

WE WILL LIKELY CONTINUE TO FACE INTENSE COMPETITION WHICH COULD HARM OUR OPERATING RESULTS.

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

OUR INVESTMENTS IN CLIENT COMPANIES INVOLVE RISK, INCLUDING LOSING SOME OR ALL OF OUR INVESTMENT, WHICH COULD HARM OUR OPERATING RESULTS.

     In exchange for our services we have from time to time made investments in some of our clients. As of March 31, 2000, we had $2.0 million of such investments accounted for on our balance sheet. We may continue to invest in our clients as opportunities arise. In general, these equity investments are structured so our clients pay for all of the costs related to their engagement in cash and use equity incentives to compensate us for a portion of our profit margin. The businesses of the clients in which we invest, however, are generally unproven and involve substantial risk. If these clients' businesses do not succeed, we could lose some or all of our investment, which would harm our operating results and cause our profitability to be lower than it would have been if we had taken payment for our entire engagement in cash.

OUR BUSINESS OPPORTUNITIES MAY BE RESTRAINED BY CONFLICTS BETWEEN POTENTIAL CLIENTS, WHICH COULD REDUCE OUR POTENTIAL PROFITABILITY.

     Conflicts between potential clients are inherent in our business. We have in the past, and will likely in the future, be unable to pursue certain opportunities because they would result in offering similar services to direct competitors of existing clients. Moreover, we risk alienating existing clients if we provide services to even indirect competitors. Because these potential conflicts may jeopardize revenues generated from existing clients and hinder future prospects, these conflicts could cause our operating results to suffer. Furthermore, in limited circumstances, we have agreed not to reuse some software code developed by us for a client for competitors of the client and, in the case of DaimlerChrysler, not to perform work for particular competitors. These type of agreements reduce the number of our prospective clients and the number of potential sources of revenues. In addition, these type of agreements magnify the importance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, our future revenues in that particular market will be negatively impacted.

WE FACE POTENTIAL LIABILITY FOR DEFECTS OR ERRORS IN THE SOLUTIONS WE DEVELOP, THE OCCURRENCE OF WHICH COULD REDUCE OUR REVENUES.

     Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in:

     - delayed or lost client revenues;

     - adverse client reaction to us;

     - negative publicity;

     - additional expenditures to correct the problem; or

     - claims against us for negligence in performing our services or for errors in the software code provided by us.

     Our standard contracts limit our damages arising from our negligent conduct and for other potential liabilities in rendering our services. However, these contractual provisions may not protect us from liability for damages. In addition, large claims may not be adequately covered by insurance or may raise our insurance costs.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR REPUTATION COULD BE DAMAGED AND OUR COMPETITIVE POSITION COULD BE HARMED.

     We believe our trademarks, trade secrets and other proprietary rights in our intellectual property, including our trademark name, Organic, software code and Internet business processes we have developed, are important to our success and competitive position. In particular, our trademarks help establish our brand identity and enhance the marketability of our services. Our trade secrets, including the Internet business processes we have developed, are a significant aspect of the services we provide. If we are unable to protect our trademarks, trade secrets and other intellectual property against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position could be harmed. We generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary intellectual property. Despite these precautions, our management cannot ensure that these strategies will be adequate to deter misappropriation of our proprietary intellectual property.

     Despite efforts to protect our intellectual property, we also face the following risks:

     - non-recognition or inadequate protection of our proprietary rights;

     - undetected misappropriation of our proprietary intellectual property or materials;

     - development of similar technologies by competitors;

     - unenforceability of non-competition agreements entered into by our employees; and

     - infringement claims, even if not meritorious, against us.

     If any of these risks materialize, we could be required to pay significant amounts to defend our rights and in some cases to indemnify our customers.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS AND MAY REQUIRE ADDITIONAL FINANCINGS.

     Our future liquidity and capital requirements will depend on numerous factors, including:

     - timing and amount of funds required for, or generated by, operations;

     - success and duration of our global expansion program; and

     - unanticipated opportunities or challenges.

     If our cash flows from operations and existing liquidity resources are insufficient to fund our operations, we may need to obtain additional equity or debt financing. In this case, we may seek to raise additional funds through public or private financings, strategic relationships or other arrangements. This additional funding may not be available on terms acceptable to us, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit our operating flexibility. Moreover, strategic arrangements may require us to relinquish our rights to certain of our intellectual property. Finally, if adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to the competitive market.

RISKS RELATED TO OUR INDUSTRY

OUR SUCCESS DEPENDS ON OUR CLIENTS' WILLINGNESS TO ADOPT AN INTERNET BUSINESS MODEL AND OUTSOURCE THEIR INTERNET NEEDS TO INTERNET PROFESSIONAL SERVICE PROVIDERS.

     The market for our services depends upon the adoption and assimilation of Internet professional services by companies. Critical issues concerning the use of the Internet remain unresolved and may affect the use of these technologies to solve business problems. Critical issues that influence a client to adopt an Internet business model or expand its business on the Internet include:

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

     Additionally, some entities would have to make significant changes in their current business practice to adapt to the Internet. Thus, even if the above listed issues were resolved, businesses may just choose not to adopt an Internet business model.

IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES IN THE INTERNET AND THE ELECTRONIC COMMERCE INDUSTRY, OUR BUSINESS WILL BE HARMED.

     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online business solutions. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices. The evolving nature of the Internet could render obsolete both our proprietary technology and the skills of our employees. Our success will depend, in part, on our ability to:

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

OUR REVENUES COULD BE HARMED IF GROWTH IN THE USE OF THE INTERNET OR GROWTH OF ELECTRONIC COMMERCE DOES NOT CONTINUE.

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

     Further, the adoption of the Internet for commerce and communication, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communication, generally require the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new Internet-based strategy. If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable commercial medium, our business, financial condition, results of operations and cash flows could be harmed.

THE APPLICATION OR ADOPTION OF GOVERNMENT REGULATIONS AND THE EXISTENCE OF LEGAL UNCERTAINTIES MAY HARM OUR BUSINESS.

     Our clients and us are subject to both regulations applicable to businesses generally and to regulations directly applicable to electronic commerce. However, laws and regulations may at any time be modified or adopted with respect to the Internet relating to user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The modification or adoption of any additional laws or regulations may stall the expansion of the Internet, which could increase our cost of doing business or decrease demand for our online business solutions.

     In addition, the applicability of existing laws to the Internet remains uncertain with regard to many issues including property ownership, export of encryption technology, sales tax, libel and personal privacy. Any new legislation or regulation in these areas could potentially harm our business, financial condition and results of operations.

     Finally, the application of laws and regulations of jurisdictions where we plan to offer our Internet services could also limit our business. Other states or foreign countries may:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning our exposure to market risk, which has remained relatively unchanged from December 31, 1999, is incorporated by reference to the discussion under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 17, 2000, a former employee filed an action against Organic Holdings, Inc., Organic, Inc., and Jonathan Nelson, our Chief Executive Officer and Chairman of the Board, in the California Superior Court in San Francisco. (Haig v. Organic Holdings, Inc., et al.) An amended complaint was filed on March 22, 2000. The amended complaint asserts several claims based on allegations that the former employee was prevented from exercising his stock options in Organic Holdings. The amended complaint seeks substantial actual and exemplary damages apparently based on the increase in the value of Organic Holdings stock after the initial public offering of two companies in which it owns substantial stakes, including Organic, Inc. The case is in its earliest stages, no response to the complaint has been filed, and no discovery has been taken. We and our co-defendants believe that these claims lack any merit, and intend to contest them vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) SALES OF UNREGISTERED SECURITIES

     During the three months ended March 31, 2000, we issued stock options to employees, officers, and consultants under our 1997 and 1999 stock option plans to purchase an aggregate of 2,728,006 shares of our common stock, with exercise prices ranging from $3.00 to $30.125. Options to purchase an aggregate of 6,773,962 shares were exercised for an aggregate consideration of $7,463,577, of which $3,010,711 related to cash consideration and $4,452,866 related to amounts due from stockholders. These issuances of securities were deemed to be exempt from registration in reliance on Section 3(b) of the Securities Act of 1933 and Rule 701 promulgated thereunder by the Securities and Exchange Commission relating to compensatory benefit plans.

     (d) USE OF PROCEEDS SOLD IN INITIAL PUBLIC OFFERING

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS INDEX:

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is the same as those set forth below.

    EXHIBIT
      NO.                            DESCRIPTION
    -------  ------------------------------------------------------------
      3.1    Amended and Restated Certificate of Incorporation of
             Registrant(1)
      3.2    Amended and Restated Bylaws of Registrant(1)
      4.1    Reference is made to Exhibits 3.1 and 3.2
      4.2    Specimen Certificate of the Registrant's common stock(1)
      4.3    Rights Agreement between Registrant and EquiServe Trust
             Company, N.A., as Rights Agent(2)
      4.4    Investors' Rights Agreement by and among Registrant, Organic
             Holdings, Inc. and Omnicom Group, Inc., dated February 8,
             2000(1)
     10.1    Form of Indemnification Agreement between Registrant and
             each of its executive officers and Directors(1)
     10.2    Registrant's 1997 Stock Option Plan, as amended and
             restated, including forms of agreements thereunder(1)(4)
     10.3    Registrant's 1999 Long-Term Stock Incentive Plan, including forms of agreements thereunder(1)(4)
     10.4    Employment Agreement between Registrant and Jonathan Nelson, dated January 29, 1997 and amended February 24, 1997(1)(4)
     10.5    Employment Agreement between Registrant and Michael Hudes, dated January 29, 1997 and amended February 24, 1997(1)(4)
     10.6    Employment Agreement between Registrant and Susan L. Field, dated June 22, 1999(1)(4)
     10.7    Loan Agreement between Registrant and Omnicom Group, Inc., dated August 27, 1999(1)
     10.8    Guaranty and Security Agreement by and among Registrant,
             Organic Media, Inc. and Omnicom Group, Inc., dated August
             27, 1999(1)
     10.9    Revolving Note of Registrant payable to Omnicom Group, Inc., dated August 27, 1999(1)
     10.10   Lease between 500 Third Street Associates and Registrant,
             dated July 22, 1996(1)
     10.11   Lease between 500 Third Street Associates and Registrant,
             dated July 22, 1996(1)
     10.12   Lease between 500 Third Street Associates and Registrant,
             dated December 5, 1996(1)
     10.13   Lease between Trustees of the Masonic Hall and Asylum Fund and Registrant, dated June 1998(1)
     10.14   Lease between Trustees of the Masonic Hall and Asylum Fund and Registrant, dated September 15, 1999(1)
     10.15   Lease between Baker Hamilton Properties, LLC and Registrant, dated November 8, 1999(1)
     10.16   Lease between 233 Broadway Owners LLC and Registrant, dated
             November 4, 1999(1)
     10.17   Registrant's 2000 Employee Stock Purchase Plan(1)
     10.18   Sublease between Looksmart, Ltd. and Registrant, dated
             January 14, 2000(1)
     10.19   Omnibus Service Agreement between Registrant and
             Blockbuster, Inc., dated February 1, 1999(1)

    EXHIBIT
      NO.                            DESCRIPTION
    -------  ------------------------------------------------------------
     10.20   DaimlerChrysler Corporation Agreement with Registrant, dated
             March 15, 1999(1)
     27.1    Financial Data Schedule(3)

---------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-91627).

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(3) Filed herewith.

(4) Management contract or compensatory plan, contract or arrangement.

     (b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Organic, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORGANIC, INC. (Registrant)

                                          By:      /s/ SUSAN L. FIELD
                                            ------------------------------------
                                                       Susan L. Field
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:    /s/ SHELLY A. SAUNDERS
                                            ------------------------------------
                                                     Shelly A. Saunders
                                            Vice President, Corporate Controller
                                              and Treasurer

Dated: May 15, 2000