Form 10-Q
period 2000-06-30
ORGANIC INC
filed 2000-08-14
CIK 1093709

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-29405
                            ------------------------

                                 ORGANIC, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      94-3258989
       (State or other jurisdiction of              (IRS Employer Identification Number)
        incorporation or organization)

                                510 THIRD STREET
                        SAN FRANCISCO, CALIFORNIA 94107
                    (Address of principal executive offices)

                                 (415) 365-5500
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of July 31, 2000 was 87,956,512.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ORGANIC, INC.

                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of June 30, 2000
         (unaudited) and December 31, 1999...........................     1
         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2000 and 1999
         (unaudited).................................................     2
         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and 1999 (unaudited).............     3
         Notes to Condensed Consolidated Financial Statements........     4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     8
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    21

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    22
Item 6.  Exhibits and Reports on Form 8-K............................    22
SIGNATURES...........................................................    23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,      DECEMBER 31,
             (IN THOUSANDS, EXCEPT SHARE DATA)                   2000            1999
------------------------------------------------------------  -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 89,405        $  8,385
  Accounts receivable, net of allowance of $2,822 at June
    30, 2000 and $1,078 at December 31, 1999................     24,399          18,769
  Costs in excess of billings...............................     11,681           5,248
  Deposits, prepaid expenses and other current assets.......      2,906           1,592
                                                               --------        --------
         Total current assets...............................    128,391          33,994
  Property and equipment, net...............................     21,143          10,759
  Long-term investments in marketable securities............      6,184           1,990
  Deferred bank facility charge, net of accumulated
    amortization of $5,042 at June 30, 2000 and $2,017 at
    December 31, 1999.......................................     13,109          16,134
  Other assets..............................................        406           1,387
                                                               --------        --------
         Total assets.......................................   $169,233        $ 64,264
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  6,663        $  3,232
  Current portion of long-term debt.........................        323          13,450
  Current portion of obligations under capital leases.......         35              44
  Accrued expenses..........................................      3,895           5,245
  Accrued employee costs....................................      5,361           4,206
  Deferred rent.............................................        755             345
  Deferred revenue..........................................     14,958          12,152
                                                               --------        --------
         Total current liabilities..........................     31,990          38,674
  Long-term debt, net of current portion....................        219             381
  Obligations under capital leases, net of current
    portion.................................................         85              97
                                                               --------        --------
         Total liabilities..................................     32,294          39,152
                                                               --------        --------
Minority interest in consolidated subsidiary................        258             334
Stockholders' equity:
  Series A convertible preferred stock, $.0001 par value,
    21,675,000 shares authorized, 0 and 21,675,000 shares
    issued and outstanding at June 30, 2000 and December 31,
    1999, respectively (aggregate liquidation preference
    $64,664)................................................         --               2
  Series B convertible preferred stock, $.0001 par value,
    1,488,000 shares authorized, 0 and 1,488,000 shares
    issued and outstanding at June 30, 2000 and December 31,
    1999, respectively (aggregate liquidation preference
    $10,724)................................................         --              --
  Common stock, $.0001 par value, 200,000,000 shares
    authorized, 87,977,655 and 2,844,642 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively............................................          9              --
  Additional paid-in capital................................    291,977         151,743
  Notes receivable from stockholders........................     (4,613)             --
  Deferred stock-based compensation.........................    (66,631)        (83,370)
  Accumulated deficit.......................................    (87,893)        (43,607)
  Accumulated other comprehensive income....................      3,832              10
                                                               --------        --------
         Total stockholders' equity.........................    136,681          24,778
                                                               --------        --------
         Total liabilities and stockholders' equity.........   $169,233        $ 64,264
                                                               ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                 ------------------------   ----------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)     2000          1999         2000         1999
-----------------------------------------------  -----------   ----------   -----------   --------
Revenues.....................................    $    37,161   $   17,267   $    66,375   $ 27,354
Operating expenses:
  Professional services (exclusive of
     stock-based compensation reported below of
     $4,106 and $800 for the three months ended
     June 30, 2000 and 1999, and $13,950 and
     $1,101 for the six months ended June 30,
     2000 and 1999, respectively)............         18,156        8,263        34,492     13,831
  Selling, general and administrative
     (exclusive of stock-based compensation
     reported below of $6,471 and $1,376 for
     the three months ended June 30, 2000 and
     1999, and $21,022 and $1,798 for the six
     months ended June 30, 2000 and 1999,
     respectively)...........................         22,232        8,325        42,142     12,974
  Stock compensation and other stock-based
     charges.................................         10,577        2,176        34,972      2,899
                                                 -----------   ----------   -----------   --------
          Total operating expenses...........         50,965       18,764       111,606     29,704
                                                 -----------   ----------   -----------   --------
Operating loss...............................        (13,804)      (1,497)      (45,231)    (2,350)
Minority interest in operations of consolidated
  subsidiary.................................             21            4            76         27
Investment loss..............................           (353)          --          (353)        --
Interest income, net.........................          1,288           36         1,634         15
                                                 -----------   ----------   -----------   --------
          Net loss before taxes..............        (12,848)      (1,457)      (43,874)    (2,308)
Income tax expense...........................            213           23           412         38
                                                 -----------   ----------   -----------   --------
          Net loss...........................    $   (13,061)  $   (1,480)  $   (44,286)  $ (2,346)
                                                 ===========   ==========   ===========   ========
Basic and diluted net loss per share.........    $     (0.16)  $    (1.35)  $     (0.67)  $  (2.35)
                                                 ===========   ==========   ===========   ========
Weighted average common shares outstanding --
  basic and diluted..........................     83,945,906    1,093,883    66,012,175    997,803
                                                 ===========   ==========   ===========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                       (IN THOUSANDS)                           2000       1999
------------------------------------------------------------  --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(44,286)   $(2,346)
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization..........................     4,456      1,314
     Stock compensation and other stock-based charges.......    34,972      2,899
     Other non-cash charges.................................     3,165        170
     Changes in assets and liabilities:
       Increase in accounts receivable......................    (8,513)    (8,966)
       Increase in costs in excess of billings..............    (6,433)    (1,684)
       Increase (decrease) in accounts payable and accrued
        expenses............................................     2,939       (562)
       Increase in deferred revenue.........................     2,806      5,478
       Other assets and liabilities.........................       326       (265)
                                                              --------    -------
          Net cash used in operating activities.............   (10,568)    (3,962)
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (14,798)    (2,727)
  Purchase of short-term investments........................      (194)    (2,005)
  Other investing activities................................      (347)     1,089
                                                              --------    -------
          Net cash used in investing activities.............   (15,339)    (3,643)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock,
     net....................................................        --      7,718
  Proceeds from issuance of common stock, net...............   117,537         --
  Proceeds from long-term debt..............................     3,505      3,000
  Payments on long-term debt................................   (16,794)      (504)
  Other financing activities................................     2,864         45
                                                              --------    -------
          Net cash provided by financing activities.........   107,112     10,259
          Effect of exchange rate changes on cash and cash
           equivalents......................................      (185)       (25)
                                                              --------    -------
          Net increase in cash and cash equivalents.........    81,020      2,629
Cash and cash equivalents at beginning of period............     8,385      1,667
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 89,405    $ 4,296
                                                              ========    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gains on available for sale securities.........  $  4,007    $    --
                                                              ========    =======
  Conversion of debt into preferred stock...................  $     --    $ 3,000
                                                              ========    =======
  Deferred stock-based compensation.........................  $ 34,752    $18,005
                                                              ========    =======
  Net issuance of common stock in exchange for notes
     receivable from stockholders...........................  $  4,613    $    --
                                                              ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Organic, Inc. and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the disclosures necessary for annual consolidated financial statements in conformity with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying unaudited financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2000.

     On February 8, 2000, the Company's Board of Directors effected a 3-for-1 split of its outstanding shares of common stock. All share and per share information included in the accompanying financial statements have been retroactively adjusted to reflect this stock split.

     Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

NOTE 2 -- INITIAL PUBLIC OFFERING

     In February 2000, the Company completed an initial public offering ("IPO") of 6,325,000 shares of its common stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share. The Company sold all of the shares of common stock and realized proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $115.8 million. Upon the closing date of the IPO, all of the convertible preferred stock outstanding prior to the IPO was converted into 69,489,000 shares of common stock. In addition, a warrant issued to Omnicom Group, Inc. was exercised for 2,249,076 shares of common stock.

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

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3 -- NET LOSS PER SHARE (CONTINUED)
     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                 -------------------------    -------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)     2000           1999          2000           1999
-----------------------------------------------  -----------    ----------    -----------    ----------
Numerator:
  Net loss attributable to common
     stockholders.......................         $   (13,061)   $   (1,480)   $   (44,286)   $   (2,346)
                                                 ===========    ==========    ===========    ==========
Denominator:
  Weighted average common shares outstanding...   87,722,312     1,161,630     69,747,420     1,047,644
  Less: weighted average unvested common shares
     subject to repurchase..............          (3,776,406)      (67,747)    (3,735,245)      (49,841)
                                                 -----------    ----------    -----------    ----------
  Weighted average common shares used in
     computing basic and diluted net loss per
     share..............................          83,945,906     1,093,883     66,012,175       997,803
                                                 ===========    ==========    ===========    ==========
Basic and diluted net loss per share....         $     (0.16)   $    (1.35)   $     (0.67)   $    (2.35)
                                                 ===========    ==========    ===========    ==========

     The following table sets forth common stock equivalents that were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for those periods presented.

                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                     ------------------------    ------------------------
                                        2000          1999          2000          1999
                                     ----------    ----------    ----------    ----------
Weighted average effect of common
  stock equivalents:
  Series A convertible preferred
     stock.........................          --    65,025,000    14,291,209    65,025,000
  Series B convertible preferred
     stock.........................          --     4,464,000       981,099     3,773,436
  Unvested common shares subject to
     repurchase....................   3,776,406        67,747     3,735,245        49,841
  Common stock options.............  10,267,180     7,148,430    11,301,604     7,072,009
  Common stock warrants............          --            --       494,302            --

NOTE 4 -- COMPREHENSIVE LOSS

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The components of comprehensive loss were as follows:

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                            -------------------    -------------------
              (IN THOUSANDS)                  2000       1999        2000       1999
------------------------------------------  --------    -------    --------    -------
Net loss..................................  $(13,061)   $(1,480)   $(44,286)   $(2,346)
Unrealized gains on available for sale
  securities..............................     4,007         --       4,007         --
Foreign currency translation adjustment...      (138)       (34)       (185)       (25)
                                            --------    -------    --------    -------
Comprehensive loss........................  $ (9,192)   $(1,514)   $(40,464)   $(2,371)
                                            ========    =======    ========    =======

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4 -- COMPREHENSIVE LOSS (CONTINUED)
     The tax effects of comprehensive loss were not considered material. The following is a summary of the components of accumulated other comprehensive income:

                                                 JUNE 30,    DECEMBER 31,
                (IN THOUSANDS)                     2000          1999
-----------------------------------------------  --------    ------------
Balance, beginning of period...................   $   10         $--
Unrealized gains on available for sale
  securities...................................    4,007          --
Foreign currency translation adjustment........     (185)         10
                                                  ------         ---
Balance, end of period.........................   $3,832         $10
                                                  ======         ===

NOTE 5 -- INVESTMENTS

     The Company's investments are primarily composed of common stock received from its customers in exchange for services rendered. Initially, the Company records the common stock on the consolidated balance sheet based on the estimated fair value of the services provided to the customers. When a more readily available fair value is determined, the investments are adjusted accordingly with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders' equity. The Company also recognizes any declines in value that are judged to be other than temporary. For the three months ended June 30, 2000, the Company recorded unrealized gains of $2.7 million and $1.3 million for HomeGrocer and Stan Lee Media, respectively, based on the fair market values of their publicly traded common stock. For the three months ended June 30, 2000, the Company recorded a non-recurring write-off for one of its investments, NextPlanetOver, which was purchased by eHobbies with no residual value to the existing shareholders. This amount has been recorded as an investment loss on the condensed consolidated statements of operations.

     For the three months ended June 30, 2000, the Company made an investment of $500,000 in Retail Options, LLC, a joint venture that includes Federated Department Stores, Sears, Roebuck & Co., Groupe Carrefour and St. Paul Fire & Marine Insurance Company. The alliance was created to identify, invest in, develop and distribute brands and technologies that present opportunities in both brick-and-mortar and e-commerce retailing.

NOTE 6 -- DEFERRED STOCK-BASED COMPENSATION

     The Company recorded aggregate deferred stock-based compensation of $0 and $14.3 million for the three months ended June 30, 2000 and 1999, respectively, and $34.8 million and $18.0 million for the six months ended June 30, 2000 and 1999, respectively. These amounts have been included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the related options, generally 4 years, consistent with the method described in Financial Accounting Standards Board Interpretation ("FIN") No. 28. The Company recognized stock compensation expense of $9.1 million and $2.2 million for the three months ended June 30, 2000 and 1999, respectively, and $32.0 million and $2.9 million for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, the Company had an aggregate of $66.6 million of deferred stock-based compensation remaining to be amortized.

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Statement requires that derivative instruments used to

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) hedge be identified specifically to assets, liabilities, unrecognized firm commitments or forecasted transactions. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value or cash flows. This Statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of SFAS No. 133, management does not believe that the adoption of this Statement will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges". In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations, including the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. SAB No. 101, as amended by SAB No. 101B, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Management does not anticipate that these SABs will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In March 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000. Management does not anticipate that this Interpretation will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 8 -- CONTINGENCIES

     On May 16, 2000, an individual real estate broker and former employee of a real estate brokerage company which had performed some work for the Company filed suit in United States District Court in New York City seeking recovery from the Company and others for broker's commissions he claims due. (Kades v. Organic, Inc., et al.) The complaint alleges claims for violation of the Racketeering Influenced Corrupt Organizations (RICO) Act, misrepresentation, interference with contractual relations and other causes of action and seeks compensatory and punitive damages against all defendants. The lawsuit is in its initial stages. The Company believes the complaint is without merit and intends to contest the claims vigorously.

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

OVERVIEW

     Since our founding in 1993 as a sole proprietorship and our incorporation in January 1995, we believe that we have been an innovator and leader in the Internet professional services industry. We focus on providing an integrated suite of services to our clients including strategic consulting and research, Web site design, software engineering and technical program management, online marketing services including media buying and management, public relations, and customer service and fulfillment consulting and transaction management. As the Internet continues to evolve, these services provide our clients with the necessary tools to effectively manage and grow their customer and business relationships. We have performed work for over 250 major offline and online companies to establish or enhance brands and have introduced several new service lines to address particular client needs.

     We are rapidly growing to accommodate the increasing demand for Internet professional service offerings and to better serve our existing clients in both their various domestic and international locations. We expect that our revenues will be driven primarily by the number, size and scope of our client engagements and by our professional services headcount. The number, size, and scope of our engagements have been increasing and we expect this trend to continue. We also anticipate our clients will engage us in more of our service offerings over time. For the six months ended June 30, 2000, five clients accounted for 48.3% of our revenues, with DaimlerChrysler accounting for 18.2%. Revenues from any given client will vary from period to period; however, we expect that significant concentration will continue for the foreseeable future as we execute on our strategy of developing deeper multi-service line relationships with our clients. To the extent that any significant client reduces its use of our services or terminates its relationship with us, our revenues could decline. As a result, the loss of any significant client could negatively impact our business and results of operations.

     A significant amount of our revenues are derived from providing professional services on a fixed-fee, retainer or time and materials basis. We generally enter into a service agreement with a client that establishes the legal and general business terms of our relationship. Our engagements vary depending on what type of services we provide and they range in duration from a few months to more than a year. Generally our client relationships span several years. Revenues from fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting in accordance with Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts", based on the percentage of costs incurred to date to total estimated project costs. We periodically evaluate the actual status of each project to ensure that the estimated cost to complete each contract remains accurate and any adjustments for estimated losses, if necessary, are made in the period in which such losses are determined. To date, such losses have not been significant. Revenues pursuant to retainer contracts are generally recognized over the life of the contract on a straight-line basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues exclude reimbursable expenses charged to clients. During the six months ended June 30, 2000, we opened offices in Toronto and Atlanta. Our international operations collectively accounted for 10.4% and 9.7% of our total revenues for the three and six months ended June 30, 2000, respectively. As we continue to expand internationally, we expect to generate a greater percentage of our revenues outside of the United States.

     Our professional services expenses include the direct costs associated with our billable employees and contractors. These expenses include salaries, bonuses, benefits, vacation, travel and entertainment expenses. Professional services margins reflect revenues less professional services expenses which are incurred regardless of whether or not a billable employee's time is billed to a client. Historically our professional services expenses have increased and we expect these expenses in absolute dollars will continue to increase in the foreseeable future due to increased hiring, wage increases and inflation. Our professional services margins are affected by many factors, including the efficiency with which we utilize our employees and the continuation of our clients in retaining our services. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our professional services margins. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project as expected, we must rapidly re-deploy professional services personnel to other engagements in order to minimize under-utilization which, in turn, would adversely affect professional services margins.

     Our selling, general and administrative expenses primarily consist of our investment in our corporate support services, our employee recruitment, training and retention programs, and our research and development and knowledge management initiatives. Our selling, general and administrative expenses also include the direct costs associated with employees and contractors in non-billable departments, real estate costs and other investments in our corporate support services. As we continue to leverage our investments in infrastructure in our global expansion, we expect these expenses will decrease as a percentage of revenues, but continue to increase in absolute dollars as we continue to hire additional personnel, invest in our knowledge management initiatives, and incur additional infrastructure costs.

     Although revenues have consistently increased from year to year, we have incurred significant investment costs in order to create a leadership position in the highly competitive market in which we operate. As a result, we have incurred significant losses since inception, and, as of June 30, 2000, had an accumulated deficit of $87.9 million, most of which relates to stock compensation and other stock-based charges. We believe our success depends on increasing our client base, hiring and retaining professionals, and continuing our global expansion. Accordingly, we expect associated headcount and infrastructure costs to continue to increase. Including the effects of stock compensation and other stock-based charges, we expect to continue to incur substantial operating losses for the foreseeable future.

     Our clients tend to spend proportionally more on our services during the second and third quarters and we expect this seasonality trend may continue in the near future. This has caused our past operating results to fluctuate significantly from quarter to quarter. Our expansion places significant demands on our management and operational resources. We may be unable to manage our growth effectively and as a result, our expenses could increase more quickly than our revenues. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. In addition, although we have experienced significant percentage growth in annual revenues to date, we do not believe that prior growth rates are sustainable or indicative of future operating results. Please refer to the section entitled "Factors That May Affect Results" for additional information.

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

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                      -------------------      ------------------
                                                       2000        1999         2000        1999
                                                      ------      -------      ------      ------
Revenues............................................  100.0%       100.0%       100.0%      100.0%
Operating expenses:
  Professional services.............................   48.9%        47.9%        51.9%       50.6%
  Selling, general and administrative...............   59.7%        48.2%        63.5%       47.4%
  Stock compensation and other stock-based
     charges........................................   28.5%        12.6%        52.7%       10.6%
                                                      -----       ------       ------      ------
          Total operating expenses..................  137.1%       108.7%       168.1%      108.6%
Operating loss......................................  (37.1)%       (8.7)%      (68.1)%      (8.6)%
Minority interest in operations of consolidated
  subsidiary........................................    0.0%         0.0%         0.1%        0.1%
Investment loss.....................................   (0.9)%        0.0%        (0.5)%       0.0%
Interest income, net................................    3.5%         0.2%         2.4%        0.0%
                                                      -----       ------       ------      ------
     Net loss before taxes..........................  (34.5)%       (8.5)%      (66.1)%      (8.5)%
Income tax expense..................................    0.6%         0.1%         0.6%        0.1%
                                                      -----       ------       ------      ------
     Net loss.......................................  (35.1)%       (8.6)%      (66.7)%      (8.6)%
                                                      =====       ======       ======      ======

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

  REVENUES

     Our revenues were $37.2 million for the three months ended June 30, 2000, an increase of 115.2% over $17.3 million for the three months ended June 30, 1999. Our revenues were $66.4 million for the six months ended June 30, 2000, an increase of 142.7% over $27.4 million for the six months ended June 30, 1999. These increases were primarily due to increases in the number of clients and the size and scope of our engagements, attributable in part to our differentiated service offering, customer service and fulfillment consulting and transaction management services, and our rate card increase effected in the first quarter of 2000. Our increased sales and marketing efforts resulted in the addition of many new accounts and the expansion of our relationship with many existing clients since June 30, 1999, most notably DaimlerChrysler, which accounted for 18.7% and 18.2% of our total revenues for the three and six months ended June 30, 2000, respectively. Since June 30, 1999, we continued our global expansion by opening offices in Singapore, Toronto and Atlanta. Revenues from our international locations were significantly higher than the amounts generated during the comparable periods in the prior year, representing 10.4% and 9.7% of our total revenues for the three and six months ended June 30, 2000, respectively.

  PROFESSIONAL SERVICES

     Our professional services expenses were $18.2 million for the three months ended June 30, 2000, an increase of 119.7% over $8.3 million for the three months ended June 30, 1999. Our professional services expenses were $34.5 million for the six months ended June 30, 2000, an increase of 149.4% over $13.8 million for the six months ended June 30, 1999. These increases were primarily due to increases in our salary costs associated with the increase in professional services personnel. The global increase in professional services headcount resulted from opening new offices since June 30, 1999 in Singapore, Toronto and Atlanta as well as continued growth in our other worldwide offices in order to accommodate the increase in the size and number of our projects. As a percentage of revenues, professional services expenses remained relatively constant at 48.9% and 47.9% for the three months ended June 30, 2000 and 1999, respectively, and at 51.9% and 50.6% for the six months ended June 30, 2000 and 1999, respectively.

  SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses were $22.2 million for the three months ended June 30, 2000, an increase of 167.1% over $8.3 million for the three months ended June 30, 1999. Our selling, general and administrative expenses were $42.1 million for the six months ended June 30, 2000, an increase of 224.8% over $13.0 million for the six months ended June 30, 1999. These increases resulted from the hiring of key corporate officers, increased facilities, rent and depreciation costs associated with our new offices as previously mentioned, and increased recruiting costs associated with the increase in personnel. As a percentage of revenues, selling, general and administrative expenses increased to 59.7% from 48.2% for the three months ended June 30, 2000 and 1999, respectively, and to 63.5% from 47.4% for the six months ended June 30, 2000 and 1999, respectively. These increases were the result of our aggressive investment in infrastructure support costs relative to our revenue growth, partly attributable to costs associated with hiring executive management and personnel to fill open positions within the corporate services departments. We believe that our current commitment to building our global platform and scalable infrastructure will, in turn, result in greater efficiencies in the future.

  STOCK COMPENSATION AND OTHER STOCK-BASED CHARGES

     Stock compensation and other stock-based charges consist of non-cash compensation expenses arising from stock option grants and the issuance of a warrant to Omnicom Group. For the three months ended June 30, 2000 and 1999, we recorded aggregate deferred stock-based compensation of $0 and $14.3 million, respectively. This decrease was due to no options being granted during the three months ended June 30, 2000 at exercise prices that were less than the market values at the time of grant. For the six months ended June 30, 2000 and 1999, we recorded aggregate deferred stock-based compensation of $34.8 million and $18.0 million, respectively. This increase was primarily due to an increase in the number of option grants since June 30, 1999 and the larger differences between the market values at the dates of grant and the exercise prices at which the options were granted from June 30, 1999 through January 18, 2000. These amounts have been included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the related options, generally 4 years. We recognized stock compensation expense of $9.1 million and $2.2 million for the three months ended June 30, 2000 and 1999, respectively, and $32.0 million and $2.9 million for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, we had $66.6 million of deferred stock-based compensation remaining to be amortized. The amortization of deferred stock-based compensation will result in additional charges to operations through fiscal 2003.

     In connection with the $30.0 million revolving credit facility obtained on August 27, 1999, we issued a warrant on September 13, 1999 that entitled Omnicom Group to purchase 2,249,076 shares of common stock and recorded a deferred bank facility charge of approximately $18.2 million. This amount is being amortized on a straight-line basis over the longer of 36 months, the term of the credit facility, or until the credit facility is terminated. For the three and six months ended June 30, 2000, we recognized bank facility expense of $1.5 million and $3.0 million, respectively.

  INVESTMENT LOSS

     For the three months ended June 30, 2000, we recognized non-recurring investment losses totaling $353,000. The investment losses related primarily to a write-off for NextPlanetOver, which was purchased by eHobbies with no residual value to the existing shareholders.

  INTEREST INCOME, NET

     Interest income, net represents the excess of interest income generated from our cash and cash equivalents and short-term investments over interest expense incurred on our financing obligations. We recognized interest income, net of $1.3 million and $36,000 for the three months ended June 30, 2000 and 1999, respectively, and $1.6 million and $15,000 for the six months ended June 30, 2000 and 1999, respectively. The increases were due to additional income generated from our initial public offering proceeds. We invested our cash balances in treasury reserves as of June 30, 2000. We expect interest income to continue to increase, as we intend to invest the proceeds from our initial public offering in higher interest-bearing securities.

LIQUIDITY AND CAPITAL RESOURCES

     On February 10, 2000, we completed an initial public offering of 6,325,000 shares of our common stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share and realized net proceeds of approximately $115.8 million. The primary purposes of this offering were to obtain additional equity capital to assist with our present growth strategies, create a public market for our common stock, and facilitate future access to public markets. We have used, and expect to continue to use, the proceeds for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used for the acquisition of businesses that are complimentary to ours. Pending such uses, we have invested the net proceeds of this offering in treasury reserves. Prior to our initial public offering, we primarily financed our operations through the issuance of convertible preferred stock, borrowings under equipment lines of credit, and borrowings under a revolving credit facility. As of June 30, 2000, we had $89.4 million in cash and cash equivalents and our principal commitments consisted of obligations outstanding under capital leases and software financing agreements.

     Net cash used in operating activities was $10.6 million and $4.0 million for the six months ended June 30, 2000 and 1999, respectively. Net cash flows used in operating activities in each period reflect net losses and increases in accounts receivable and costs in excess of billings, partially offset by an increase in the amortization of deferred stock-based compensation.

     Net cash used in investing activities was $15.3 million and $3.6 million for the six months ended June 30, 2000 and 1999, respectively. Net cash flows used in investing activities for the six months ended June 30, 2000 primarily reflect increased purchases of property and equipment. Net cash flows used in investing activities for the six months ended June 30, 1999 reflect increased purchases of property and equipment and short-term investments, partly offset by the proceeds from sales of short-term investments.

     Net cash provided by financing activities was $107.1 million and $10.3 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 2000 was primarily due to our initial public offering and, to a lesser extent, the exercises of common stock options, partially offset by the repayment of our borrowings under the revolving credit facility as described below. Net cash provided by financing activities for the six months ended June 30, 1999 was primarily due to the issuance of Series B convertible preferred stock as described below.

     Capital expenditures, excluding capital leases, were $14.8 million and $2.7 million for the six months ended June 30, 2000 and 1999, respectively. Our capital expenditures consisted of purchases of operating resources, including computer equipment, computer software, other internal software implementations and leasehold improvements. Since inception, we have generally funded capital expenditures through the use of capital leases, equipment lines of credit and software financing agreements. We expect that our capital expenditures will continue to increase in the future, in part due to the relocation of our headquarters in San Francisco, and that these expenditures will be primarily for the purchase of computer equipment, computer software, internal software implementations and leasehold improvements.

     In February 1999, we issued 1,488,000 shares of Series B convertible preferred stock to Omnicom Group for net cash proceeds of $7.7 million plus the settlement of a $3.0 million short-term bridge loan that was extended to us in January 1999.

     On August 27, 1999, we entered into a revolving credit facility with Omnicom Group that allowed us to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of our initial public offering. The revolving credit facility is primarily used for working capital purposes. This credit facility contains certain restrictions and any borrowings under the credit facility require us to comply with financial covenants and are secured by some of our investments. These financial covenants include minimum revenue targets and limitations on capital equipment purchases. Upon the closing of our initial public offering on February 18, 2000, the borrowing limit available under the revolving credit facility was reduced to

$15.0 million at the lender's commercial paper rate plus 1.25% through September 30, 2002 and the amount outstanding including interest was repaid in full. As of June 30, 2000 there were no borrowings outstanding under this credit facility.

     We believe that our current level of cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least twelve months from June 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report on Form 10-Q.

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

     Even if we retain our current employees and contractors, our management must continually recruit talented professionals for our business to grow. However, competition for these employees is intense, particularly in the Internet and high technology industries. In addition, our industry and business are subject to high turnover rates among employees. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. As of June 30, 2000, we had 1,220 employees, and we expect to hire additional personnel to support our business. The failure to retain or attract the necessary personnel would reduce our capacity to handle new client engagements and therefore our revenue growth, which would seriously harm our business, financial condition, results of operations and cash flows.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR RAPID GROWTH, WHICH COULD RESULT IN OUR BEING UNABLE TO EFFECTIVELY CONTROL OUR COSTS AND IMPLEMENT OUR BUSINESS STRATEGIES.

     We plan to continue our global expansion to address the anticipated growth in our client base and market opportunities. We also believe expansion into new geographic areas is important in order to serve clients more efficiently and effectively. Because competition for employees in many of these new geographic areas is intense, our employee recruitment for these areas may at times exceed or fall below our requirements for engagements in these geographic areas. Our current expansion has placed, and any future expansion may continue to place, a significant strain on our managerial, operational, financial and other resources.

     If we are unable to manage growth effectively or if we experience difficulties in effecting our expansion, our expenses could increase more quickly than our revenues or our revenues could decline as a result of our failure to service new client engagements adequately, either of which would seriously harm our business, financial condition, results of operations and cash flows.

OUR REVENUES COULD BE SIGNIFICANTLY REDUCED BY THE LOSS OF A MAJOR CLIENT.

     We derive a significant portion of our revenues from a limited number of clients. The loss of any major client, if not replaced, could dramatically reduce our revenues. For example, for the six months ended June 30, 2000, our five largest clients accounted for 48.3% of our total revenues, with DaimlerChrysler accounting for 18.2% of our revenues.

WE MAY HAVE MORE DIFFICULTY COLLECTING OUR ACCOUNTS RECEIVABLE FROM EMERGING GROWTH AND START-UP CLIENTS THAN OTHER CLIENTS, WHICH MAY AFFECT OUR REVENUES AND DAMAGE OUR POTENTIAL PROFITABILITY.

     Currently, approximately 25% of our revenues are derived from services provided to emerging growth and start-up companies. We believe that we may face certain risks in doing business with emerging growth and start-up clients that we may not face with our mature or established "brick and mortar" clients, including the ability of these clients to raise additional funds on favorable terms or at all. Unless we are diligent in invoicing and collecting amounts during the beginning stages of our engagements, we believe we may experience longer payment cycles and problems in collecting accounts receivable with respect to emerging growth and start-up clients. Additionally, our clients or potential clients' inability to raise additional funds may cause them to terminate or reduce the scope of the services we provide them, which could affect our business, financial condition, operating results and cash flows.

OUR LACK OF LONG-TERM CONTRACTS WITH OUR CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES.

     We generally do not have long-term contracts with our clients but instead are retained on an engagement-by-engagement basis. These engagements vary in size and scope and thus make our revenues difficult to predict. In addition, generally our contract provides for termination by either party after notice and a transition period of up to 180 days. Our clients also could unilaterally reduce or modify the scope or use of our services. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for such unanticipated variations in the number or size of engagements in progress. Because we incur costs based on our expectations of revenues from future engagements, our failure to predict our revenues accurately may cause the increase in our expenses to outpace our revenue growth substantially, which would seriously harm our financial condition, results of operations and cash flows.

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

     If any of these risks should materialize, our international and domestic businesses, financial conditions, results of operations and cash flows could be harmed. Our revenues derived from international operations were 10.4% and 9.7% of our total revenues for the three and six months ended June 30, 2000, respectively.

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

     For example, if DaimlerChrysler, the primary client of our Detroit, Michigan office in 1999, chose not to retain our services, the billable employees in our Detroit office could be underutilized.

HISTORICALLY, WE HAVE GRANTED OPTIONS TO PURCHASE COMMON STOCK AT LOW EXERCISE PRICES, WHICH WILL RESULT IN ADDITIONAL COMPENSATION EXPENSE IN THE FUTURE AND REDUCE OUR REPORTED EARNINGS.

     Historically we have granted employees options to purchase our common stock at exercise prices below the deemed fair market value on the date of grant. For the six months ended June 30, 2000, we granted options to purchase 4,995,000 shares of common stock to employees with exercise prices ranging from $3.00 to $30.13 per share. We recognized stock-based compensation expense of $9.1 million and $32.0 million for the three and six months ended June 30, 2000, respectively, relating to the difference between the exercise price of the options and the fair market value of our common stock on the dates of grant. As of June 30, 2000, we had $66.6 million of deferred stock-based compensation remaining that will be recognized as the options vest over the next four years which will dilute any future earnings that we may achieve.

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

     Furthermore, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the market price of our common stock on the date of exercise and the exercise price. These employer payroll taxes will be recorded as operating expenses in the period those options are exercised based on the aggregate gains realized by employees. During a particular quarter, these payroll taxes could be material. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular quarter, we cannot predict what, if any, expense will be recorded in a future quarter and the impact on our future operating results.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY EXPERIENCE LOSSES IN THE FUTURE, WHICH COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK.

     We have experienced operating losses as well as net losses for the three and six months ended June 30, 2000 and 1999. Our net losses were $13.1 million and $1.5 million for the three months ended June 30, 2000 and 1999, respectively, and $44.3 million and $2.3 million for the six months ended June 30, 2000 and 1999, respectively. Our net losses were 35.1% and 8.6% of total revenues for the three months ended June 30, 2000 and 1999, respectively, and 66.7% and 8.6% of total revenues for the six months ended June 30, 2000 and 1999, respectively. We may not be able to sustain the revenue growth we have experienced or the levels of revenues obtained previously. In addition, we intend to continue to invest heavily in development of our infrastructure and recruiting. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline substantially.

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

OUR INVESTMENTS IN CLIENT COMPANIES INVOLVE RISK, INCLUDING LOSING SOME OR ALL OF OUR INVESTMENT, WHICH COULD HARM OUR OPERATING RESULTS.

     In exchange for our services we have from time to time made investments in some of our clients. As of June 30, 2000, we had $6.2 million of such investments accounted for on our balance sheet. We may continue to invest in our clients as opportunities arise. In general, these equity investments are structured so our clients pay for all of the costs related to their engagement in cash and use equity incentives to compensate us for a portion of our profit margin. The businesses of the clients in which we invest, however, are generally unproven and involve substantial risk. If these clients' businesses do not succeed, we could lose some or all of our investment, which would harm our operating results and cause our profitability to be lower than it would have been if we had taken payment for our entire engagement in cash.

OUR BUSINESS OPPORTUNITIES MAY BE RESTRAINED BY CONFLICTS BETWEEN POTENTIAL CLIENTS, WHICH COULD REDUCE OUR POTENTIAL PROFITABILITY.

     Conflicts between potential clients are inherent in our business. We have in the past, and will likely in the future, be unable to pursue certain opportunities because they would result in offering similar services to direct competitors of existing clients. Moreover, we risk alienating existing clients if we provide services to even indirect competitors. Because these potential conflicts may jeopardize revenues generated from existing clients and hinder future prospects, these conflicts could cause our operating results to suffer. Furthermore, in limited circumstances, we have agreed not to reuse some software code developed by us for a client for competitors of the client and, in the case of DaimlerChrysler, not to perform work for particular competitors. These types of agreements reduce the number of our prospective clients and the number of potential sources of revenues. Accordingly, our use of these types of agreements magnifies the importance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, our future revenues in that particular market will be negatively impacted.

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

THE SUBSTANTIAL NUMBER OF SHARES THAT WILL BE ELIGIBLE FOR SALE IN THE NEAR FUTURE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     In connection with the initial public offering of our common stock, stockholders holding shares of our common stock prior to our initial public offering agreed to lock-up restrictions with the underwriters that prohibited the sale of their shares until 180 days after the effective date of our Registration Statement on Form S-1, subject to restrictions set forth in Rules 144 and 701 under the Securities Act of 1933. At July 31, 2000, the total number of our shares subject to the lock-up restrictions was 81,631,512, of which 51,954,975 and 14,983,101 shares are beneficially owned by Organic Holdings, Inc. and Omnicom Group, respectively. The 180-day period and the lock-up restrictions will end on August 8, 2000. Sales of a substantial number of shares of common stock in the public market following the expiration of the lock-up restrictions could cause the market price for our common stock to decline.

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

THE APPLICATION OR ADOPTION OF GOVERNMENT REGULATIONS AND THE EXISTENCE OF LEGAL UNCERTAINTIES MAY HARM OUR BUSINESS.

     We and our clients are subject both to regulations applicable to businesses generally and to regulations directly applicable to electronic commerce. However, laws and regulations may at any time be modified or adopted with respect to the Internet relating to user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The modification or adoption of any additional laws or regulations may stall the expansion of the Internet, which could increase our cost of doing business or decrease demand for our online business solutions.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 16, 2000, an individual real estate broker and former employee of a real estate brokerage company which had performed some work for us filed suit in United States District Court in New York City seeking recovery from us and others for broker's commissions he claims due. (Kades v. Organic, Inc., et al.) The complaint alleges claims for violation of the Racketeering Influenced Corrupt Organizations (RICO) Act, misrepresentation, interference with contractual relations and other causes of action and seeks compensatory and punitive damages against all defendants. The lawsuit is in its initial stages. We believe the complaint is without merit and intend to contest the claims vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS INDEX:

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is the same as those set forth below.

EXHIBIT
NUMBER                             DESCRIPTION
-------    ------------------------------------------------------------
 3.1       Amended and Restated Certificate of Incorporation of
           Registrant(1)
 3.2       Amended and Restated Bylaws of Registrant(1)
 4.1       Reference is made to Exhibits 3.1 and 3.2
 4.2       Specimen Certificate of the Registrant's common stock(1)
 4.3       Rights Agreement between Registrant and EquiServe Trust
           Company, N.A., as Rights Agent(2)
 4.4       Investors' Rights Agreement by and among Registrant, Organic
           Holdings, Inc. and Omnicom Group, Inc., dated February 8,
           2000(1)
27.1       Financial Data Schedule(3)

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

                                          ORGANIC, INC. (Registrant)

                                          By:      /s/ SUSAN L. FIELD
                                            ------------------------------------
                                                       Susan L. Field
                                                Executive Vice President and
                                                  Chief Financial Officer

                                          By:    /s/ SHELLY A. SAUNDERS
                                            ------------------------------------
                                                     Shelly A. Saunders
                                                Vice President, Finance and
                                                          Treasurer

Dated: August 14, 2000