Form 10-Q
period 2000-09-30
ORGANIC INC
filed 2000-11-13
CIK 1093709

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                              601 TOWNSEND STREET
                        SAN FRANCISCO, CALIFORNIA 94103
                    (Address of principal executive offices)

                                 (415) 581-5300
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of October 31, 2000 was 88,257,207.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ORGANIC, INC.

                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30,
         2000 (unaudited) and December 31, 1999......................    1
         Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2000 and 1999
         (unaudited).................................................    2
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and 1999 (unaudited)........    3
         Notes to Condensed Consolidated Financial Statements........    4

         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    9

         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   24

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   24
Item 4.  Submission of Matters to a Vote of Security Holders.........   24
Item 5.  Other Information...........................................   24
Item 6.  Exhibits and Reports on Form 8-K............................   25

SIGNATURES...........................................................   26

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents.................................    $  82,956        $  8,385
  Accounts receivable, net of allowance of $1,852 at
     September 30, 2000 and $1,078 at December 31, 1999.....       19,151          18,769
  Costs in excess of billings...............................        7,300           5,248
  Deposits, prepaid expenses and other current assets.......        3,422           1,592
                                                                ---------        --------
          Total current assets..............................      112,829          33,994
  Property and equipment, net...............................       32,159          10,759
  Long-term investments in marketable securities............        4,887           1,990
  Deferred bank facility charge, net of accumulated
     amortization of $6,554 at September 30, 2000 and $2,017
     at December 31, 1999...................................       11,596          16,134
  Other assets..............................................          380           1,387
                                                                ---------        --------
          Total assets......................................    $ 161,851        $ 64,264
                                                                =========        ========
                  LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   1,979        $  3,232
  Current portion of long-term debt.........................          324          13,450
  Current portion of obligations under capital leases.......           35              44
  Accrued expenses..........................................       15,869           9,451
  Deferred rent.............................................        1,646             345
  Deferred revenue..........................................       12,124          12,152
                                                                ---------        --------
          Total current liabilities.........................       31,977          38,674
  Long-term debt, net of current portion....................          136             381
  Obligations under capital leases, net of current
     portion................................................           76              97
                                                                ---------        --------
          Total liabilities.................................       32,189          39,152
                                                                ---------        --------
Commitments and Contingencies (Note 8)
Minority interest in consolidated subsidiary................          203             334
Stockholders' equity:
  Series A convertible preferred stock, $.0001 par value,
     21,675,000 shares authorized, 0 and 21,675,000 shares
     issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively (aggregate liquidation
     preference $64,664)....................................           --               2
  Series B convertible preferred stock, $.0001 par value,
     1,488,000 shares authorized, 0 and 1,488,000 shares
     issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively (aggregate liquidation
     preference $10,724)....................................           --              --
  Common stock, $.0001 par value, 200,000,000 shares
     authorized, 88,210,140 and 2,844,642 shares issued and
     outstanding at September 30, 2000 and December 31,
     1999, respectively.....................................            9              --
  Additional paid-in capital................................      285,805         151,743
  Notes receivable from stockholders........................       (4,577)             --
  Deferred stock-based compensation.........................      (49,849)        (83,370)
  Accumulated deficit.......................................     (104,367)        (43,607)
  Accumulated other comprehensive income....................        2,438              10
                                                                ---------        --------
          Total stockholders' equity........................      129,459          24,778
                                                                ---------        --------
          Total liabilities and stockholders' equity........    $ 161,851        $ 64,264
                                                                =========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                 -------------------------    -------------------------
                                                    2000           1999          2000           1999
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)  -----------    ----------    -----------    ----------
Revenues...................................      $    37,351    $   24,427    $   103,726    $   51,781
Operating expenses:
  Professional services (exclusive of stock-
     based compensation reported below of
     $3,576 and $2,254 for the three months
     ended September 30, 2000 and 1999, and
     $17,526 and $3,355 for the nine months
     ended September 30, 2000 and 1999,
     respectively).........................           20,480        16,098         54,972        29,929
  Selling, general and administrative
     (exclusive of stock-based compensation
     reported below of $8,291 and $6,304 for
     the three months ended September 30, 2000
     and 1999, and $29,313 and $8,102 for the
     nine months ended September 30, 2000 and
     1999, respectively)...................           22,712        13,044         64,854        26,018
  Stock compensation and other stock-based
     charges...............................           11,867         8,558         46,839        11,457
                                                 -----------    ----------    -----------    ----------
          Total operating expenses.........           55,059        37,700        166,665        67,404
                                                 -----------    ----------    -----------    ----------
Operating loss.............................          (17,708)      (13,273)       (62,939)      (15,623)
Minority interest in operations of consolidated
  subsidiary...............................               52           (66)           128           (39)
Investment loss............................              (90)           --           (443)           --
Interest expense...........................              (14)         (123)          (279)         (247)
Interest income............................            1,139            97          3,038           236
                                                 -----------    ----------    -----------    ----------
          Net loss before taxes............          (16,621)      (13,365)       (60,495)      (15,673)
Income tax (benefit) expense...............             (147)           26            265            64
                                                 -----------    ----------    -----------    ----------
          Net loss.........................      $   (16,474)   $  (13,391)   $   (60,760)   $  (15,737)
                                                 ===========    ==========    ===========    ==========
Basic and diluted net loss per share.......      $     (0.19)   $    (9.36)   $     (0.84)   $   (13.76)
                                                 ===========    ==========    ===========    ==========
Weighted average common shares
  outstanding -- basic and diluted.........       85,102,416     1,429,927     72,455,249     1,143,427
                                                 ===========    ==========    ===========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
(IN THOUSANDS)                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(60,760)   $(15,737)
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization..........................     6,835       2,226
     Stock compensation and other stock-based charges.......    46,839      11,457
     Other non-cash charges.................................     9,700       1,401
     Changes in assets and liabilities:
       Increase in accounts receivable......................    (4,156)    (14,763)
       Increase in costs in excess of billings..............    (2,051)     (5,133)
       Increase in accounts payable and accrued expenses....     4,868       8,576
       (Decrease) increase in deferred revenue..............       (28)      7,814
       Other assets and liabilities.........................       738        (590)
                                                              --------    --------
          Net cash provided by (used) in operating
            activities......................................     1,985      (4,749)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (33,812)     (6,195)
  Purchase of short-term investments........................      (194)     (2,005)
  Proceeds from the sale and maturity of short-term
     investments............................................        --       2,405
  Other investing activities................................      (347)         --
                                                              --------    --------
          Net cash used in investing activities.............   (34,353)     (5,795)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock,
     net....................................................        --       7,718
  Proceeds from issuance of common stock, net...............   117,537          --
  Proceeds from long-term debt..............................     3,505       7,000
  Payments on long-term debt................................   (16,876)     (2,675)
  Other financing activities................................     3,145          52
                                                              --------    --------
          Net cash provided by financing activities.........   107,311      12,095
          Effect of exchange rate changes on cash and cash
            equivalents.....................................      (372)        (14)
                                                              --------    --------
          Net increase in cash and cash equivalents.........    74,571       1,537
Cash and cash equivalents at beginning of period............     8,385       1,667
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 82,956    $  3,204
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for interest....................................  $    258    $    231
                                                              ========    ========
  Cash paid for income taxes................................  $    270    $     86
                                                              ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gains on available for sale securities.........  $  2,799    $     --
                                                              ========    ========
  Conversion of debt into preferred stock...................  $     --    $  3,000
                                                              ========    ========
  Deferred stock-based compensation.........................  $ 34,752    $ 49,011
                                                              ========    ========
  Issuance of common stock warrants.........................  $     --    $ 18,151
                                                              ========    ========
  Net common stock issuance in exchange for notes receivable
     from stockholders......................................  $  4,613    $     --
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

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3 -- NET LOSS PER SHARE (CONTINUED)

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------------------    -------------------------
                                             2000           1999          2000           1999
                                          -----------    ----------    -----------    ----------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator:
  Net loss attributable to common
     stockholders.......................  $   (16,474)   $  (13,391)   $   (60,760)   $  (15,737)
                                          ===========    ==========    ===========    ==========
Denominator:
  Weighted average common shares
     outstanding........................   88,086,384     1,528,205     75,938,240     1,209,591
  Less: weighted average unvested common
     shares subject to repurchase.......   (2,983,968)      (98,278)    (3,482,991)      (66,164)
                                          -----------    ----------    -----------    ----------
  Weighted average common shares used in
     computing basic and diluted net
     loss per share.....................   85,102,416     1,429,927     72,455,249     1,143,427
                                          ===========    ==========    ===========    ==========
Basic and diluted net loss per share....  $     (0.19)   $    (9.36)   $     (0.84)   $   (13.76)
                                          ===========    ==========    ===========    ==========

     The following table sets forth common stock equivalents that were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for those periods presented.

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                   ----------------------   -----------------------
                                                     2000         1999         2000         1999
                                                   ---------   ----------   ----------   ----------
Weighted average effect of common stock
  equivalents:
  Series A convertible preferred stock...........         --   65,025,000    9,492,701   65,025,000
  Series B convertible preferred stock...........         --    4,464,000      651,679    4,006,154
  Unvested common shares subject to repurchase...  2,983,968       98,278    3,482,991       66,164
  Common stock options...........................  8,099,890    8,388,447   10,226,575    7,515,644
  Common stock warrants..........................         --      440,037      328,332      148,291

NOTE 4 -- COMPREHENSIVE LOSS

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The components of comprehensive loss were as follows:

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
(IN THOUSANDS)                                    --------    --------    --------    --------
Net loss........................................  $(16,474)   $(13,391)   $(60,760)   $(15,737)
Unrealized (losses) gains on available for sale
  securities....................................    (1,208)         --       2,799          --
Foreign currency translation adjustment.........      (186)         11        (371)        (14)
                                                  --------    --------    --------    --------
Comprehensive loss..............................  $(17,868)   $(13,380)   $(58,332)   $(15,751)
                                                  ========    ========    ========    ========

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4 -- COMPREHENSIVE LOSS (CONTINUED)
     The tax effects of comprehensive loss were not considered material. The following is a summary of the components of accumulated other comprehensive income:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
(IN THOUSANDS)                                       -------------    ------------
Balance, beginning of period.......................     $   10             --
Unrealized gains on available for sale
  securities.......................................      2,799             --
Foreign currency translation adjustment............       (371)            10
                                                        ------            ---
Balance, end of period.............................     $2,438            $10
                                                        ======            ===

NOTE 5 -- INVESTMENTS

     The Company's investments are primarily composed of common stock received from its customers in exchange for services rendered. Initially, the Company records the common stock on the consolidated balance sheet based on the estimated fair value of the services provided to the customers or, if publicly-traded, the market value of the stock as of the measurement date. The Company classified these investments as available-for-sale. In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. For the three months and nine months ended September 30, 2000, the Company recorded unrealized (losses) and gains of $(1.2) million and $2.8 million for HomeGrocer, which was acquired by Webvan Group in September 2000, and Stan Lee Media, based on the fair market values of their publicly traded common stock.

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. In the second quarter of 2000, the Company made an investment of $500,000 in Retail Options LLC, a joint venture that includes Federated Department Stores, Sears Roebuck & Co., Groupe Carrefour and St. Paul Fire & Marine Insurance Company. The alliance was created to identify, invest in, develop and distribute brands and technologies that present opportunities in both brick-and-mortar and e-commerce retailing. For the three months ended September 30, 2000, the Company recorded an investment loss of $90,000, related to Retail Options. For the nine months ended September 30, 2000, the Company recorded an investment loss of $90,000, related to Retail Options and a non-recurring write-off of $353,000 for our investments in NextPlanetOver, which was purchased by eHobbies with no residual value to the existing shareholders. This amount had been recorded as an investment loss on the condensed consolidated statements of operations.

NOTE 6 -- DEFERRED STOCK-BASED COMPENSATION

     The Company recorded aggregate deferred stock-based compensation of $0 and $31.0 million for the three months ended September 30, 2000 and 1999, respectively, and $34.8 million and $49.0 million for the nine months ended September 30, 2000 and 1999, respectively. These amounts have been included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the related options, generally 4 years, consistent with the method described in Financial Accounting Standards Board Interpretation ("FIN") No. 28. The Company recognized stock compensation expense of $10.4 million and $8.1 million for the three months ended September 30, 2000 and 1999, respectively, and $42.3 million and $10.9 million for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000, the Company had an aggregate of $49.8 million of deferred stock-based compensation remaining to be amortized.

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Statement requires that derivative instruments used to hedge be identified specifically to assets, liabilities, unrecognized firm commitments or forecasted transactions. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value or cash flows. This Statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of SFAS No. 133, management does not believe that the adoption of this Statement will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations, including the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. SAB No. 101, as amended by SAB No. 101B, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Management does not anticipate that these SABs will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In March 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000. Management does not anticipate that this Interpretation will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 8 -- CONTINGENCIES

     On February 17, 2000, a former employee filed an action against Organic Holdings, Inc., Organic, Inc., and Jonathan Nelson, the Company's Chief Executive Officer and Chairman of the Board, in the California Superior Court in San Francisco. (Haig v. Organic Holdings, Inc., et al.) An amended complaint was filed on March 22, 2000. On June 13, 2000, the Court granted defendants' motion to dismiss the amended complaint, dismissing some claims without leave to amend and other claims with leave to amend. A second amended complaint, filed on June 29, 2000, asserts several claims based on allegations that the former employee was prevented from exercising his stock options in Organic Holdings, and seeks not less than $20 million in special damages plus exemplary damages. On July 31, 2000, defendants filed a motion to dismiss the second amended complaint. On September 28, 2000, the Court heard oral argument on the motion to dismiss. The Court has not yet ruled on that motion to dismiss. The case is in its earliest stages, and no discovery has been taken. The Company and its co-defendants believe that these claims lack any merit, and intend to contest them vigorously.

     On May 16, 2000, an individual real estate broker and former employee of a real estate brokerage company which had performed some work for the Company filed suit in United States District Court in New

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

York City seeking recovery from the Company and others for broker's commissions he claims due. (Kades v. Organic, Inc., et al.) The complaint alleges claims for violation of the Racketeering Influenced Corrupt Organizations (RICO) Act, misrepresentation, interference with contractual relations and other causes of action and seeks compensatory and punitive damages against all defendants. The lawsuit is in its initial stages. The Company believes the complaint is without merit and is contesting the claims vigorously.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains forward-looking statements that are based on management's current expectations. These forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. For example, words such as "may," "will," "should," "believes," "anticipates," "intends," "estimates," "expects," "projects," "plans," "predicts," "potential," "continue," "strategy," and similar expressions are intended to identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Factors That May Affect Results" and the risks discussed in our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627) and Annual Report on Form 10-K filed May 8, 2000.

OVERVIEW

     Since our founding in 1993 as a sole proprietorship and our incorporation in January 1995, we believe that we have been an innovator and leader in the Internet professional services industry. We focus on providing an integrated suite of services to our clients including strategic consulting and research, Web site design, software engineering and technical program management, online marketing services including media buying and management, and customer service and fulfillment consulting and transaction management. As the Internet continues to evolve, these services provide our clients with the necessary tools to effectively manage and grow their customer and business relationships. We have performed work for over 300 major offline and online companies to establish or enhance brands and have introduced several new service lines to address particular client needs.

     We plan to scale our growth to accommodate the demand from potential clients for Internet professional service offerings and to better serve our existing clients in both their various domestic and international locations. We expect that our revenues will be driven primarily by the number, size and scope of our client engagements and by our professional services headcount. The number, size, and scope of our engagements have been increasing and we expect this trend to continue. We also anticipate our clients will engage us in more of our service offerings over time. For the nine months ended September 30, 2000, five clients accounted for 50.2% of our revenues, with DaimlerChrysler accounting for 22.8%. Revenues from any given client will vary from period to period; however, we expect that significant concentration will continue for the foreseeable future as we execute on our strategy of developing deeper multi-service line relationships with our clients. To the extent that any significant client reduces its use of our services or terminates its relationship with us, our revenues could decline. As a result, the loss of any significant client could negatively impact our business and results of operations.

     A significant amount of our revenues are derived from providing professional services on a fixed-fee, retainer or time and materials basis. We generally enter into a service agreement with a client that establishes the legal and general business terms of our relationship. A typical client relationship consists of a series of engagements. Our engagements vary depending on what type of services we provide and they range in duration from a few months to more than a year. Generally our client relationships span several years. Revenues from fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting in accordance with Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts," based on the percentage of costs incurred to date to total estimated project costs. We periodically evaluate the actual status of each project to ensure that the estimated cost to complete each contract remains accurate and we accrue for estimated losses, if necessary, in the period in which such losses are determined. To date, such losses have not been significant. Revenues pursuant to retainer contracts are generally recognized over the life of the contract on a straight-line basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues exclude reimbursable expenses charged to clients. Provision for sales credits are offset against revenue recognized when the need for such sales credits are determined.

     During the nine months ended September 30, 2000, we opened offices in Toronto, Atlanta and Boston. Our international operations collectively accounted for 11.7% and 10.4% of our total revenues for the three and nine months ended September 30, 2000, respectively. Because we intend to expand internationally, we expect to generate a greater percentage of our revenues outside of the United States.

     Our professional services expenses include the direct costs associated with our billable employees and contractors. These expenses include salaries, bonuses, benefits, vacation, travel and entertainment expenses. Professional services margins reflect revenues less professional services expenses which are incurred regardless of whether or not a billable employee's time is billed to a client. Historically, our professional services expenses have increased in absolute dollars and may continue to increase in the foreseeable future due to wage increases and inflation. However, any expected increase in professional services expenses may be offset by savings realized by voluntary or involuntary reductions in personnel. Our professional services margins are affected by many factors, including utilization rate, the efficiency with which we utilize our employees, and the continuation of our clients in retaining our services. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our professional services margins. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project as expected, we must rapidly re-deploy professional services personnel to other engagements in order to minimize under-utilization which, in turn, would adversely affect professional services margins.

     Our selling, general and administrative expenses primarily consist of our investment in our corporate support services, our employee recruitment, training and retention programs, and our research and development and knowledge management initiatives. Our selling, general and administrative expenses also include the direct costs associated with employees and contractors in non-billable departments, real estate costs and other investments in our corporate support services. As we continue to leverage our investments in infrastructure, we expect these expenses will continue to increase in absolute dollars when we hire additional personnel, invest in our knowledge management initiatives and incur additional infrastructure costs.

     Although revenues have consistently increased from year to year, we have incurred significant investment costs in order to create a leadership position in the highly competitive market in which we operate. As a result, we have incurred significant losses since inception, and, as of September 30, 2000, had an accumulated deficit of $104.4 million. We believe our success depends on increasing our client base, hiring and retaining professionals and continuing our global expansion. Accordingly, we expect associated headcount and infrastructure costs to continue to increase. Including the effects of stock compensation and other stock-based charges, we expect to continue to incur substantial operating losses for the foreseeable future.

     Our clients tend to spend proportionally more on our services during the second and third quarters and we expect this seasonality trend may continue in the near future. This has caused our past operating results to fluctuate significantly from quarter to quarter. Our growth has and will continue to place significant demands on our management and operational resources. If we are unable to manage our growth effectively then our expenses could increase more quickly than our revenues. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. In addition, although we have experienced significant percentage growth in annual revenues to date, we do not believe that prior growth rates are sustainable or indicative of future operating results. Please refer to the section entitled "Factors That May Affect Results" for additional information.

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

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                        ------------------      ------------------
                                                         2000        1999        2000        1999
                                                        ------      ------      ------      ------
Revenues..............................................  100.0%      100.0%      100.0%      100.0%
Operating expenses:
  Professional services...............................   54.8%       65.9%       53.0%       57.8%
  Selling, general and administrative.................   60.8%       53.4%       62.5%       50.2%
  Stock compensation and other stock-based charges....   31.8%       35.0%       45.2%       22.1%
                                                        -----       -----       -----       -----
          Total operating expenses....................  147.4%      154.3%      160.7%      130.1%
Operating loss........................................  (47.4)%     (54.3)%     (60.7)%     (30.1)%
Minority interest in operations of consolidated
  subsidiary..........................................    0.1%       (0.3)%       0.1%        0.0%
Investment loss.......................................   (0.2)%       0.0%       (0.4)%       0.0%
Interest expense......................................   (0.2)%      (0.5)%      (0.3)%      (0.5)%
Interest income.......................................    3.0%        0.3%        2.9%        0.5%
                                                        -----       -----       -----       -----
          Net loss before taxes.......................  (44.7)%     (54.8)%     (58.4)%     (30.1)%
Income tax (benefit) expense..........................   (0.4)%       0.1%        0.3%        0.1%
                                                        -----       -----       -----       -----
          Net loss....................................  (44.3)%     (54.9)%     (58.7)%     (30.2)%
                                                        =====       =====       =====       =====

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

     Our revenues were $37.4 million for the three months ended September 30, 2000, an increase of 52.9% over $24.4 million for the three months ended September 30, 1999. Our revenues were $103.7 million for the nine months ended September 30, 2000, an increase of 100.3% over $51.8 million for the nine months ended September 30, 1999. These increases were primarily due to increases in the number of clients and the size and scope of our engagements. These increases were attributable in part to our development of deeper multi-service line relationships with our clients, and our rate card increase effected in the first quarter of 2000. In addition our increased sales and marketing efforts resulted in the addition of new accounts. For the nine months ended September 30, 2000, $38.0 million related to revenue generated from new clients. Our efforts also resulted in the expansion of our relationship with many existing clients since September 30, 1999, most notably DaimlerChrysler, which accounted for 30.6% and 22.8% of our total revenues for the three and nine months ended September 30, 2000, respectively. Since September 30, 1999, we continued our global expansion by opening offices in Toronto, Atlanta and Boston. Revenues from our international locations were significantly higher than the amounts generated during the comparable periods in the prior year, representing 11.7% and 10.4% of our total revenues for the three and nine months ended September 30, 2000, respectively.

PROFESSIONAL SERVICES

     Our professional services expenses were $20.5 million for the three months ended September 30, 2000, an increase of 27.2% over $16.1 million for the three months ended September 30, 1999. Our professional services expenses were $55.0 million for the nine months ended September 30, 2000, an increase of 83.7% over $29.9 million for the nine months ended September 30, 1999. These increases were primarily due to increases in our salary costs associated with the increase in professional services personnel. However, in the near term, we expect these salary costs to remain flat or decline as we moderate hiring, take advantage of voluntary attrition and consider voluntary and involuntary reduction in personnel where employees appear to be underutilized. Our global increase in professional services headcount resulted from opening new offices since September 30, 1999 in Toronto, Atlanta and Boston as well as continued growth in our other worldwide offices in order to accommodate the increase in the size and number of our projects. As a percentage of revenues, professional services expenses decreased to 54.8% from 65.9% for the three months ended September 30, 2000 and 1999, respectively, and to 53.0% from 57.8% for the nine months ended September 30, 2000 and 1999, respectively, due to the conversion of contractors to employees and a general reduction in the use of contractors.

SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses were $22.7 million for the three months ended September 30, 2000, an increase of 74.1% over $13.0 million for the three months ended September 30, 1999. Our selling, general and administrative expenses were $64.9 million for the nine months ended September 30, 2000, an increase of 149.3% over $26.0 million for the nine months ended September 30, 1999. These increases resulted from the hiring of key corporate officers, increased facilities, rent and depreciation costs associated with our new offices since September 30, 1999 in Toronto, Atlanta and Boston, and increased recruiting costs associated with the increase in personnel. As a percentage of revenues, selling, general and administrative expenses increased to 60.8% from 53.4% for the three months ended September 30, 2000 and 1999, respectively, and to 62.5% from 50.2% for the nine months ended September 30, 2000 and 1999, respectively. These increases were the result of our aggressive investment in infrastructure relative to our revenue growth, partly attributable to costs associated with hiring executive management and personnel to fill open positions within the corporate services departments. We believe that our current commitment to building our global platform and scalable infrastructure will, in turn, result in greater efficiencies in the future.

STOCK COMPENSATION AND OTHER STOCK-BASED CHARGES

     Stock compensation and other stock-based charges consist of non-cash compensation expenses arising from stock option grants to employees and executives and the issuance of a warrant to Omnicom Group. For the three months ended September 30, 2000 and 1999, we recorded aggregate deferred stock-based compensation of $0 and $31.0 million, respectively. This decrease was due to no options being granted during the three months ended September 30, 2000 at exercise prices that were less than the market values at the time of grant. For the nine months ended September 30, 2000 and 1999, we recorded aggregate deferred stock-based compensation of $34.8 million and $49.0 million, respectively. This decrease was primarily due to a decrease in the number of option grants since September 30, 1999 that had larger differences between the market values at the dates of grant and the exercise prices at which the options were granted from September 30, 1999 through January 18, 2000. These amounts have been included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the related options, generally 4 years. We recognized stock compensation expense of $11.9 million and $8.6 million for the three months ended September 30, 2000 and 1999, respectively, and $42.3 million and $9.9 million for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000, we had $49.8 million of deferred stock-based compensation remaining to be amortized. The amortization of deferred stock-based compensation will result in additional charges to operations through fiscal 2003. We expect the annual amortization of deferred stock-based compensation for fiscal years ended 2000, 2001, 2002, and 2003 to be $60.2 million, $25.3 million, $11.9 million, and $3.1 million, respectively, based on current vesting periods.

     In connection with the $30.0 million revolving credit facility obtained on August 27, 1999, we issued a warrant on September 13, 1999 that entitled Omnicom Group to purchase 2,249,076 shares of common stock and recorded a deferred bank facility charge of approximately $18.2 million. This amount is being amortized on a straight-line basis over the longer of 36 months, the term of the credit facility, or until the credit facility is terminated. For the three and nine months ended September 30, 2000 and September 30, 1999, we recognized bank facility expense of $1.5 million and $4.5 million and $504,000 and $2.0 million, respectively, these charges are included stock-based compensation.

INVESTMENT LOSS

     In the second quarter of 2000, we made an investment of $500,000 in Retail Options LLC, a joint venture that includes Federated Department Stores, Sears Roebuck & Co., Groupe Carrefour and St. Paul Fire & Marine Insurance Company. The alliance was created to identify, invest in, develop and distribute brands and technologies that present opportunities in both brick-and-mortar and e-commerce retailing. For the three months ended September 30, 2000, we recorded an investment loss of $90,000, related to Retail Options. For the nine months ended September 30, 2000, we recorded an investment loss of $90,000, related to Retail Options and a non-recurring write-off of $353,000 for our investment in NextPlanetOver, which was purchased by eHobbies with no residual value to the existing shareholders. This amount has been recorded as an investment loss on the condensed consolidated statements of operations.

INTEREST EXPENSE

     Interest expense represents interest expense incurred on our financing obligations. We recognized interest expense of $14,000 and $123,000 for the three months ended September 30, 2000 and 1999, respectively, and $279,000 and $247,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease for the three months ended September 30, 2000 was due to the fact that there were no outstanding borrowings under the revolving credit facility during the third quarter of 2000 as there were in the third quarter of 1999. The increase for the nine months ended September 30, 2000 was due to the fact that the outstanding borrowings under the revolving credit facility were greater throughout the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999.

INTEREST INCOME

     Interest income represents interest income generated from our cash and cash equivalents and short-term investments. We recognized interest income of $1.1 million and $97,000 for the three months ended September 30, 2000 and 1999, respectively, and $3.0 million and $236,000 for the nine months ended September 30, 2000 and 1999, respectively. The increases were due to additional income generated from our initial public offering proceeds. We invested our cash balances in treasury securities as of September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On February 10, 2000, we completed an initial public offering of 6,325,000 shares of our common stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share and realized net proceeds of approximately $115.8 million. The primary purposes of this offering were to obtain additional equity capital to assist with our present growth strategies, create a public securities market for our common stock, and facilitate future access to public markets. We have used, and expect to continue to use, the proceeds for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. Pending such uses, we have invested the net proceeds of this offering in treasury securities. Prior to our initial public offering, we primarily financed our operations through the issuance of convertible preferred stock, borrowings under equipment lines of credit, and borrowings under a revolving credit facility. As of September 30, 2000, we had $83.0 million in cash and cash equivalents and our principal commitments consisted of obligations outstanding under capital leases and software financing agreements.

     Net cash provided by (used) in operating activities was $2.0 million and ($4.7) million for the nine months ended September 30, 2000 and 1999, respectively. Net cash flows provided by (used) in operating activities in each period reflect net losses and increases in accounts receivable and costs in excess of billings, offset by an increase in the depreciation and amortization of fixed assets, amortization of deferred stock-based compensation and other non cash activities.

     Net cash used in investing activities was $34.4 million and $5.8 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash flows used in investing activities for the nine months ended September 30, 2000 primarily reflect increased purchases of property and equipment. Net cash flows used in investing activities for the nine months ended September 30, 1999 reflect increased purchases of property and equipment and short-term investments, partly offset by the proceeds from sales of short-term investments.

     Net cash provided by financing activities was $107.3 million and $12.1 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities for the nine months ended September 30, 2000 was primarily due to our initial public offering and, to a lesser extent, the exercises of common stock options, partially offset by the repayment of our borrowings under the revolving credit facility as described below. Net cash provided by financing activities for the nine months ended September 30, 1999 was primarily due to the issuance of Series B convertible preferred stock as described below.

     Capital expenditures, excluding capital leases, were $33.8 million and $6.2 million for the nine months ended September 30, 2000 and 1999, respectively. Our capital expenditures consisted of purchases of operating resources, including computer equipment, computer software, other internal software implementations and leasehold improvements. Since inception, we have generally funded capital expenditures through the use of capital leases, equipment lines of credit and software financing agreements. We expect that our capital expenditures will continue to increase in the future, in part due to the relocation of our headquarters in San Francisco, and that these expenditures will be primarily for the purchase of computer equipment, computer software, internal software implementations and leasehold improvements.

     In February 1999, we issued 1,488,000 shares of Series B convertible preferred stock to Omnicom Group for net cash proceeds of $7.7 million plus the settlement of a $3.0 million short-term bridge loan that was extended to us in January 1999.

     On August 27, 1999, we entered into a revolving credit facility with Omnicom Group that allowed us to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of our initial public offering. The revolving credit facility is primarily used for working capital purposes. This credit facility contains certain restrictions and any borrowings under the credit facility require us to comply with financial covenants and are secured by some of our investments. These financial covenants include minimum revenue targets and limitations on capital equipment purchases. Upon the closing of our initial public offering on February 18, 2000, the borrowing limit available under the revolving credit facility was reduced to $15.0 million at the lender's commercial paper rate plus 1.25% through September 30, 2002 and the amount outstanding including interest was repaid in full. As of September 30, 2000 there were no borrowings outstanding under this credit facility.

     We believe that our current level of cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least twelve months from September 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the unaudited condensed consolidated interim financial statements in this Quarterly Report on Form 10-Q.

FACTORS THAT MAY AFFECT RESULTS

     In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be read carefully when evaluating us and our business because such factors may have a significant impact on our business, operating results, financial condition and cash flows. Our actual results could differ materially from those projected in any forward-looking statements as a result of the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q, and the risks discussed in our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627) and Annual Report on Form 10-K filed on May 8, 2000 with the SEC.

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

     Even if we retain our current employees and contractors, our management must continually recruit talented professionals for our business to grow. However, competition for these employees is intense, particularly in the Internet and high technology industries. In addition, our industry and business are subject to high turnover rates among employees. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. As of September 30, 2000, we had 1,223 employees, and we expect to hire additional personnel to support our business. The failure to retain or attract the necessary personnel would reduce our capacity to handle new client engagements and therefore our revenue growth, which would seriously harm our business, financial condition, results of operations and cash flows.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WHICH COULD RESULT IN OUR BEING UNABLE TO EFFECTIVELY CONTROL OUR COSTS AND IMPLEMENT OUR BUSINESS STRATEGIES.

     We have been expanding our operations both domestically and internationally over the past year. We believe further expansion will be required to address the anticipated growth in our client base and market opportunities. We also believe expansion into new geographic areas is important in order to serve clients more efficiently and effectively. Because competition for employees in many of these new geographic areas is intense, our employee recruitment in these areas may at times exceed or fall below our requirements for engagements in these geographic areas. Our current expansion has placed, and any future expansion may continue to place, a significant strain on our managerial, operational, financial and other resources.

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

OUR REVENUES COULD BE SIGNIFICANTLY REDUCED BY THE LOSS OF A MAJOR CLIENT.

     We derive a significant portion of our revenues from a limited number of clients. The loss of any of these major clients, if not replaced, could dramatically reduce our revenues. For example, for the three and nine months ended September 30, 2000, respectively, our five largest clients accounted for approximately 72.3% and 50.2% of our total revenues, with DaimlerChrysler accounting for approximately 30.6% and 22.8% of our revenues.

WE MAY HAVE MORE DIFFICULTY COLLECTING OUR ACCOUNTS RECEIVABLE FROM EMERGING GROWTH AND START-UP CLIENTS THAN OTHER CLIENTS, WHICH MAY AFFECT OUR REVENUES AND DAMAGE OUR POTENTIAL PROFITABILITY.

     For the three months ended September 30, 2000, approximately 8% of our revenues were derived from services provided to emerging growth and start-up companies. We believe that we may face certain risks in doing business with emerging growth and start-up clients that we may not face with our mature or established "brick and mortar" clients, including the ability of these clients to make timely payments from existing funds or to raise additional funds on favorable terms or at all. Unless we are diligent in invoicing and collecting amounts during the beginning stages of our engagements, we believe we may experience longer payment cycles and problems in collecting accounts receivable with respect to emerging growth and start-up clients. Additionally, our clients or potential clients' inability to raise additional funds may cause them to terminate or reduce the scope of the services we provide them, which could affect our business, financial condition and operating results.

OUR LACK OF LONG-TERM CONTRACTS WITH OUR CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES.

     We generally do not have long-term contracts with our clients but instead are retained on an engagement-by-engagement basis. These engagements vary in size and scope and thus make our revenues difficult to predict. In addition, our standard contract provides for termination by either party after notice and a transition period of up to 180 days. Our clients also could unilaterally reduce or modify the scope or use of our services. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for such unanticipated variations in the number or size of engagements in progress. Because we incur costs based on our expectations of revenues from future engagements, our failure to predict our revenues accurately may cause the increase in our expenses to outpace our revenue growth substantially, which would seriously harm our financial condition, results of operations and cash flows.

IF WE FAIL TO ACCURATELY PREDICT COSTS RELATED TO OUR FIXED-FEE PROJECTS, WE MAY LOSE MONEY ON THESE PROJECTS.

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

     If any of these risks should materialize, our international and domestic businesses, financial conditions, results of operations and cash flows could be harmed. Our revenues derived from international operations were 11.7% and 10.4% of our total revenues for the three and nine months ended September 30, 2000, respectively.

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

     For example, if DaimlerChrysler, the primary client of our Detroit, Michigan office, chose not to retain our services, the billable employees in our Detroit office could be underutilized.

HISTORICALLY, WE HAVE GRANTED OPTIONS TO PURCHASE COMMON STOCK AT LOW EXERCISE PRICES, WHICH WILL RESULT IN ADDITIONAL COMPENSATION EXPENSE IN THE FUTURE AND REDUCE OUR REPORTED EARNINGS.

     Historically we have granted employees options to purchase our common stock at exercise prices below the deemed fair market value on the date of grant. During the three months ended September 30, 2000, we granted options to purchase 2,573,877 shares of common stock to employees with an exercise price of $4.53 per share. We recognized stock-based compensation expense of $10.4 million and $42.3 million for the three and nine months ended September 30, 2000, respectively, relating to the difference between the exercise price of the options and the fair market value of our common stock. As of September 30, 2000, we had $49.8 million of deferred stock-based compensation remaining that will be recognized as the options vest over the next four years which will dilute any future earnings that we may achieve.

WE ARE LIKELY TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS THAT MAY MAKE THE PRICE OF OUR COMMON STOCK DIFFICULT TO PREDICT.

     Our quarterly operating results have varied in the past and we expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. Some important factors affecting our quarterly revenues and operating results, listed in order of their relative magnitude are:

     - changes in our operating expenses as we expand globally;

     - timing and execution of major client engagements;

     - timing and cost of advertising and related media;

     - timing of employee hiring and billable employee utilization rates;

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

     Furthermore, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, calculated as the difference between the price of our common stock on the date of exercise and the exercise price. These employer payroll taxes will be recorded as operating expenses in the period those options are exercised based on the aggregate gains realized by employees. During a particular quarter, our aggregate payroll taxes could be material. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular quarter, we cannot predict what, if any, expense will be recorded in any future quarter and any impact on future operating results.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY EXPERIENCE LOSSES IN THE FUTURE, WHICH COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK.

     We have experienced operating losses as well as net losses during the three and nine months ended September 30, 2000 and 1999, respectively. For the three and nine months ended September 30, 2000 and 1999, our net losses were $16.5 million and $13.4 million and $60.8 million and $15.7 million, respectively. For the three months ended September 30, 2000 and 1999, our net losses were 44.7% and 54.8% of total revenues, respectively. For the nine months ended September 30, 2000 and 1999, our net losses were 58.4% and 30.1% of total revenues, respectively. We may not be able to sustain the revenue growth we have experienced or the levels of revenues obtained previously. In addition, we intend to continue to invest heavily in development of our infrastructure. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline substantially.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION BECAUSE OF OUR EXPECTED STOCK PRICE VOLATILITY.

     In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Because of the volatility of our stock price, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management's attention and resources, which could adversely affect our financial condition and results of operations.

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

OUR INVESTMENTS IN CLIENT COMPANIES INVOLVE RISK, INCLUDING LOSING SOME OR ALL OF OUR INVESTMENT, WHICH COULD HARM OUR OPERATING RESULTS.

     In exchange for our services we have from time to time made investments in some of our clients. As of September 30, 2000, we had $4.9 million of such investments accounted for on our balance sheet. We may continue to invest in our clients as opportunities arise. In general, these equity investments are structured so our clients pay for all of the costs related to their engagement in cash and use equity incentives to compensate us for a portion of our profit margin. The businesses of the clients in which we invest, however, are generally unproven and involve substantial risk. If these clients' businesses do not succeed, we could lose some or all of our investment, which would harm our operating results and cause our profitability to be lower than it would have been if we had taken payment for our entire engagement in cash.

OUR BUSINESS OPPORTUNITIES MAY BE RESTRAINED BY CONFLICTS BETWEEN POTENTIAL CLIENTS, WHICH COULD REDUCE OUR POTENTIAL PROFITABILITY.

     Conflicts between potential clients are inherent in our business. We have in the past, and will likely in the future, be unable to pursue certain opportunities because they would result in offering similar services to direct competitors of existing clients. Moreover, we risk alienating existing clients if we provide services to even indirect competitors. Because these potential conflicts may jeopardize revenues generated from existing clients and hinder future prospects, these conflicts could cause our operating results to suffer. Furthermore, in limited circumstances, we have agreed not to reuse some software code developed by us for a client for competitors of the client and, for instance, in the case of DaimlerChrysler, not to perform work for particular competitors. These types of agreements reduce the number of our prospective clients and the number of potential sources of revenues. Accordingly, our use of these types of agreements magnifies the importance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, our future revenues in that particular market will be negatively impacted.

WE FACE POTENTIAL LIABILITY FOR DEFECTS OR ERRORS IN THE SOLUTIONS WE DEVELOP, THE OCCURRENCE OF WHICH COULD REDUCE OUR REVENUES.

     Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in the solutions we provide could result in:

     - delayed or lost client revenues;

     - adverse client reaction to us;

     - negative publicity;

     - additional expenditures to correct the problem; or

     - claims against us for negligence in performing our services or for errors in the software code provided by us.

     Our standard contracts limit our damages that result from our negligent conduct and for other potential liabilities in rendering our services. However, these contractual provisions may not fully protect us from liability for damages. In addition, large claims may not be adequately covered by insurance or may raise our insurance costs.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR REPUTATION COULD BE DAMAGED AND OUR COMPETITIVE POSITION COULD BE HARMED.

     We believe our trademarks, trade secrets and other proprietary rights in our intellectual property, including our trademark name, Organic, software code and Internet business processes we have developed, are important to our success and competitive position. In particular, our trademarks help establish our brand identity and enhance the marketability of our services. Our trade secrets, including the Internet business processes we have developed, are a significant aspect of the services we provide. If we are unable to protect our trademarks, trade secrets and other intellectual property against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position could be harmed. We generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary intellectual property. Despite these precautions, our management cannot ensure that these strategies will be adequate to safeguard against any misappropriation of our proprietary intellectual property.

     Despite efforts to protect our intellectual property, we also face the following risks:

     - non-recognition or inadequate protection of our proprietary rights;

     - undetected misappropriation of our proprietary intellectual property or materials;

     - development of similar technologies by competitors;

     - unenforceability of non-competition agreements entered into between us and our employees; and

     - infringement claims, even if not meritorious, against us.

     If any of these risks materialize, we could be required to pay significant amounts to defend our rights and in some cases to indemnify our clients.

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

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS.

     We cannot predict the effect, if any, that future sales of shares of common stock or the availability for future sales of shares of common stock or options to acquire our common stock will have on the market price of common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of common stock by existing stockholders under Rule 144, Rule 701, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

PROVISIONS OF DELAWARE LAW, OUR CERTIFICATE OF INCORPORATION, BYLAWS AND SOME OF OUR CONTRACTS COULD DETER POTENTIAL ACQUISITION BIDS THAT A STOCKHOLDER MAY BELIEVE ARE DESIRABLE, AND THE MARKET PRICE OF OUR COMMON STOCK MAY BE LOWER AS A RESULT.

     Our board of directors has the authority to issue up to 25,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. The issuance of preferred stock may result in the loss of voting control to other stockholders. We have no current plans to issue any shares of preferred stock.

     Other provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

     - authorizing our board of directors to issue additional preferred stock;

     - limiting the persons who can call special meetings of stockholders;

     - prohibiting stockholder actions by written consent;

     - creating a classified board of directors under which our directors serve staggered three-year terms;

     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

     - limiting the ability of stockholders to remove directors without cause;
       and

     - adopting a stockholder rights plan, which would cause substantial dilution to any person or group that attempts to acquire our company on terms not approved in advance by our board of directors.

     Further, some of our existing contracts may require a notice of assignment. Since our contracts generally provide for termination by either party after notice and a transition period of up to 180 days, a client may choose to terminate our contract if the client does not like the assignment.

     In addition, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions, and these provisions may discourage, delay or inhibit potential acquisition bids for our company.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In our Annual Report on Form 10-K for the year ended December 31, 1999, we reported that on February 17, 2000, a former employee filed an action against Organic Holdings, Inc., Organic, Inc., and Jonathan Nelson, our Chief Executive Officer and Chairman of the Board, in the California Superior Court in San Francisco. (Haig v. Organic Holdings, Inc., et al.) An amended complaint was filed on March 22, 2000. On June 13, 2000, the Court granted defendants' motion to dismiss the amended complaint, dismissing some claims without leave to amend and other claims with leave to amend. A second amended complaint, filed on June 29, 2000, asserts several claims based on allegations that the former employee was prevented from exercising his stock options in Organic Holdings, and seeks not less than $20 million in special damages plus exemplary damages. On July 31, 2000, defendants filed a motion to dismiss the second amended complaint. On September 28, 2000, the Court heard oral argument on the motion to dismiss. The Court has not yet ruled on that motion to dismiss. The case is in its earliest stages, and no discovery has been taken. We and our co-defendants believe that these claims lack any merit, and intend to contest them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to a vote of stockholders at our Annual Meeting of Stockholders on July 25, 2000.

     Stockholders elected five incumbent directors for one- to three-year terms as indicated below. The vote tabulation for individual directors was:

                     DIRECTOR                        TERM OF OFFICE    SHARES FOR    SHARES WITHHELD
                     --------                        --------------    ----------    ---------------
Jonathan Nelson....................................  1 year            73,782,145        42,739
Michael Hudes......................................  2 years           73,784,706        40,178
Gerald Bruce Redditt...............................  2 years           73,788,556        36,328
Gary F. Hromadko...................................  3 years           73,806,345        18,539
Peter Rip..........................................  3 years           73,806,000        18,884

     Our stockholders also approved the appointment of PricewaterhouseCoopers LLP as our independent auditor by a vote of 73,779,131 for and 38,701 against. There were 7,052 abstentions.

ITEM 5. OTHER INFORMATION

     A stockholder may recommend nominees for director to the Board of Directors by giving the Secretary a written notice by February 23, 2001 in order to be considered for presentation at the 2001 Annual Meeting of Stockholders. The notice must include the full name, age, business and residence addresses, and principal occupation or employment of the nominee. It must also include the number of shares of Organic common stock the nominee beneficially owns, any other information about the nominee that must be disclosed in proxy solicitations under Rule 14(a) of the Securities Exchange Act of 1934 and the nominee's written consent to the nomination and agreement to serve, if elected. In order to be considered for the 2001 Annual Meeting of Stockholders, a stockholder must give written notice to the Secretary no earlier than April 26, 2001 and no later than May 26, 2001.

     Under our bylaws, a stockholder must give written notice to our corporate Secretary between 60 and 90 days prior to the first anniversary of the preceding year's Annual Meeting of the matter to be presented at that year's Annual Meeting. To present a matter at the 2001 Annual Meeting, the stockholder must give written notice to the Secretary no earlier than April 26, 2001 and no later than May 26, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS INDEX:

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is the same as those set forth below.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
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

(3) Filed herewith.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Organic, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ORGANIC, INC.

                                          By:      /s/ SUSAN L. FIELD
                                            ------------------------------------
                                                       Susan L. Field
                                            Executive Vice President, Chief
                                              Financial Officer and Chief
                                              Accounting Officer