Form 10-K
period 2000-12-31
ORGANIC INC
filed 2001-03-06
CIK 1093709

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, $0.0001 par value
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 31, 2001, there were 88,236,520 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $124,078,194. The aggregate market value was based on the closing price for the Common Stock on the Nasdaq National Market on January 31, 2001.

     Documents incorporated by reference: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ORGANIC, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I

1.     Business....................................................    3
2.     Properties..................................................   21
3.     Legal Proceedings...........................................   21
4.     Submission of Matters to a Vote of Security Holders.........   21
4A.    Executive Officers of the Registrant........................   22

                                 PART II

5.     Market for Registrant's Common Equity and Related
       Shareholder Matters.........................................   24
6.     Selected Consolidated Financial Data........................   26
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   28
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................   35
8.     Financial Statements and Supplementary Data.................   36
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   61

                                PART III

10.    Directors and Executive Officers of the Registrant..........   61
11.    Executive Compensation......................................   63
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   67
13.    Certain Relationships and Related Transactions..............   68

                                 PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................   70
SIGNATURES.........................................................   72

                                     PART I

ITEM 1. BUSINESS

     This report includes statements that qualify as forward-looking statements under the Private Securities Litigation Reform Act of 1995. The information in this report contains forward-looking statements that are based on our management's current expectations. These forward-looking statements include statements regarding the following topics, among others: our business strategy and operations, future expansion or restructuring plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in this report. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "believes", "anticipates", "intends", "estimates", "expects", "projects", "plans", "predicts", "potential", "continue", "strategy" and similar expressions are intended to identify forward-looking statements. Factors that might cause or contribute actual results to differ to such a discrepancy include, but are not limited to, those discussed in the section entitled "Factors that May Affect Results" and the risks discussed in our other Securities and Exchange Commission filings, and our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627). All forward-looking statements are made as of today and reflect our management's current expectations. We disclaim any duty to update such statements.

OVERVIEW

     Organic is an international Internet professional services firm. We provide various services to build and operate our clients' online businesses. These services include iBusiness, marketing solutions and customer service and fulfillment.

     - iBusiness refers to our consulting, Web site design and software engineering services through which we develop online business plans and create Web sites.

     - Marketing Solutions refers to our services through which we plan and manage online advertising campaigns including electronic mail promotions and affiliate program management.

     - Customer Service and Fulfillment refers to our customer service and fulfillment consulting and transaction management services through which we evaluate, assist and manage our clients' warehouse and customer call center facilities.

     We believe that the Internet has shifted the balance of power from businesses to customers and has created the first truly global marketplace. We also believe that the ultimate customer, whether a business or consumer, is the central and most influential participant in a commercial relationship. We believe that the key to our business is our complete focus on our clients' customers -- the digital demand chain. We have designed our services in recognition of the challenges our business clients face due to this shift. To become the leading Internet professional services firm, our strategy revolves primarily around leveraging our existing business processes and infrastructure to facilitate our growth globally, expanding our relationships with our existing clients, targeting and soliciting new clients, and retaining our key professionals.

     We have performed work for over 300 clients and have gained significant experience by working with both major offline and emerging Internet companies, including DaimlerChrysler, British Telecommunications plc, Playstation.com (America), Inc., Federated Department Stores, General Electric, Bell Canada, Washington Mutual and Target.

     We were founded in 1993 as a sole proprietorship and incorporated in California in January 1995. On January 29, 1997, Organic Online, Inc. was renamed Organic Holdings, Inc. and we were formed as a subsidiary in Delaware under the name Organic Online, Inc. We exchanged 18,323,712 shares of Series A convertible preferred stock and nine shares of common stock for substantially all of the assets and liabilities of Organic Holdings, Inc. Because this reorganization did not result in a change in control, there was no change in the basis of accounting at the time of the reorganization. We changed our name from Organic Online, Inc. to Organic, Inc. on January 28, 1999.

     Our principal executive offices are located at 601 Townsend Street, San Francisco, California.

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

     As the number of Internet users and the value of transactions over the Internet grow, businesses are becoming increasingly aware of the importance of focusing their online strategies on attracting, servicing and retaining customers. Computer Industry Almanac, October 25, 2000, estimates that the number of Internet users worldwide will grow from 349 million in 2000 to 766 million by 2005. This growth in the number of users creates significant opportunities and challenges for businesses on the Internet.

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

     CREATING STRATEGIES TO ADDRESS ONLINE OPPORTUNITIES. Developing strategies that can be effectively evaluated and implemented is a critical factor in improving the time-to-market and return-on-investment for online businesses. Companies that can identify opportunities, target and service diverse groups of customers, define and develop sustainable online business models, and evaluate their online success may improve their performance.

     CREATING A POSITIVE CUSTOMER EXPERIENCE. Companies must create online businesses that deliver consistent, engaging and responsive customer experiences. If done effectively, the foundation for a long-term relationship between the business and the customer is formed.

     CONNECTING WITH POTENTIAL CUSTOMERS ONLINE. Understanding how to communicate with online customers requires businesses to develop new knowledge and skill sets. These skill sets include identifying, targeting, attracting and retaining profitable customers.

     MANAGING INTERNET TECHNOLOGY. Internet technology differs from traditional information technology. Therefore, many businesses do not possess the technical skills required to design, build and maintain a functional and reliable online business. Internet technology requires the expertise to select and build platforms that can handle high volumes of transactions.

     EFFECTIVELY UTILIZING CUSTOMER DATA. Businesses can collect, store and analyze significant quantities of customer information. This information, if properly analyzed, can be used to improve the total customer experience and increase return-on-investment.

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

  DEMAND FOR INTERNET PROFESSIONAL SERVICES

     Few businesses have the internal capabilities to address the opportunities and challenges of the Internet. The complexity of conducting business online, the rapidly changing technological environment, the need to improve time-to-market and the limited supply of technically proficient internal personnel creates significant demand for Internet professional services. According to Forrester Research estimates the worldwide market for Internet professional services will grow from $9.5 billion in 2000 to $15.9 billion in 2002.

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

THE ORGANIC SOLUTION

     We have developed an integrated solution to address the evolving needs of the ultimate customer and our clients. The key elements of the Organic solution are:

  DIGITAL DEMAND CHAIN

     We are exclusively focused on, and have built our reputation in, the large and growing digital demand chain market. The digital demand chain market encompasses both the traditional business-to-consumer and business-to-business markets, but views the ultimate customer as the central and most influential participant in the commercial relationship.

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

     - Marketing Solutions, which refers to our services through which we plan and manage online advertising campaigns including electronic mail promotions and affiliate program management; and

     - Customer Service and Fulfillment, which refers to our customer service and fulfillment consulting and transaction management services through which we evaluate, assist and manage our clients' warehouse and customer call center facilities.

     We believe that these disciplines are highly inter-dependent and therefore must be well integrated to create a positive customer experience. Our approach encourages our clients to use more than one of our service offerings and enables us to assist our clients with the implementation of their online businesses and the refinement of their strategies. Furthermore, the opportunity to have an ongoing role in our clients' online businesses provides us with the potential for a recurring revenue base.

  GLOBAL PRESENCE

     The Internet has removed geographic barriers. Many of our multi-national clients demand a consistent brand image and a tailored customer experience, which often requires localized content and specific knowledge about local practices and customs. We believe that maintaining a global presence is critical to our clients' and ultimately to our success. Therefore, we continue to maintain international offices, in addition to our offices in the United States. As of December 31, 2000, we had offices in four international locations: Sao Paulo, London, Singapore and Toronto. As of December 31, 2000, we were serving 19 clients internationally. We believe that our global presence allows us to establish and deepen relationships with multi-national clients and grow with them by effectively meeting the needs of their customers on a global basis.

  TECHNOLOGY AS A STRATEGIC TOOL

     Technology is a critical element in our service offerings and influences our solutions. We combine custom software with third party software and integrate them into the existing technical infrastructure of our clients. Using this approach, we create systems that can handle a high volume of transactions from the Internet as well as the changing demands of customers over time. For example, we obtain information from clients about their potential business and customer needs and recommend various hardware and software solutions.

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

  COLLABORATIVE AND BALANCED TEAM APPROACH

     Our client teams work together to design, build and maintain online businesses. Client teams contain individuals from disciplines required by the engagement and are managed by a multidisciplinary group of team leaders. The team leaders, can consist of a client service representative, known as a client partner, an interactive strategist, a creative leader, a technical leader and a project manager, working in close coordination to ensure successful execution of an engagement. Marketing solutions and customer service and fulfillment leaders round out each team depending on the scope of the engagement. These team leaders work together as peers to actively manage and monitor each client engagement through the use of milestones, planning and implementation processes and regular feedback mechanisms.

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

OUR STRATEGY

     Our objective is to be the leading Internet professional services firm focused on the digital demand chain market. To achieve this objective, the key elements of our growth strategy include:

  HIRE AND RETAIN THE BEST PEOPLE

     We view our culture and commitment to professional development to be an asset in attracting and retaining our professionals. We identify and hire outstanding professionals and maintain a training and development program which fosters employee satisfaction and have competitive compensation and benefits programs. We also provide our employees with the opportunity for professional mobility by focusing on developing our managers from within the organization.

  CONTINUE OUR TRACK RECORD OF INNOVATION

     Our ability to innovate will continue to be an important factor to our business. We have demonstrated a track record of innovation. We led the development of the Apache Web server and initiated the development of network-based tools for measuring Web site performance that led to the establishment of Accrue Software, Inc. (Nasdaq: ACRU). In addition, we continue to identify and address the changing needs of our clients and their customers through the creation of new service offerings as we anticipate new customer needs.

  EXPAND OUR RELATIONSHIPS WITH OUR EXISTING CLIENT BASE

     We use our service offerings to expand relationships with our existing clients as their needs change. The Internet has proven to be a highly dynamic and powerful medium and the extent of its global impact on traditional businesses and the creation of new commercial opportunities is not fully known. This gives us the opportunity to sell additional services to our existing clients as their needs change or the scope of our engagement grows. By expanding relationships with our existing clients, we can potentially reduce the cost of acquiring additional revenues, strengthen our partnership with our current clients and increase recurring revenues.

  EFFECTIVELY TARGET AND SOLICIT NEW CLIENTS

     We believe that by targeting new clients and building a new business development organization we will improve our long-term prospects. We target new clients that understand the Internet and that will benefit from using more than one of our service offerings; however, they may use just one of our services. We also pursue engagements that enhance our overall franchise in the Internet professional services industry by allowing us to implement Internet solutions for new industries, technologies and business models. By effectively targeting new clients, we believe that we can build mutually beneficial long-term client relationships and gain valuable experience.

ORGANIC SERVICES

     We provide services focused on driving return-on-investment related to the total customer experience. We developed our service offerings to meet the changing needs of our clients and their customers and we anticipate that these offerings will continue to evolve. Each of our services is implemented through a team, which consists of interdisciplinary team members. Our current service offerings include:

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

  MARKETING SOLUTIONS

     Our marketing solutions services build brands, generate awareness and drive traffic and transactions for our clients' online businesses. We believe we are a significant buyer and manager of online media, and that our accumulated purchasing power and analysis of customer behavior data delivers measurable results for our clients through lower customer acquisition costs, higher customer retention rates and increased revenues.

     SERVICES PROVIDED. Our marketing solutions teams use their knowledge of customer behavior to design online marketing campaigns and also offer services including direct response, electronic mail promotion, sampling, sponsorships, brand development and affiliate program management. In collaboration with our engineering teams, we have created new "beyond the banner" advertising vehicles using DHTML technology. These advertisements allow entire transactions to be completed within the banner, facilitating commerce by reducing the time and effort required in completing a transaction. This innovation also delivers a consistent branding message and effectively shares information between the Web site and the advertisement. As appropriate, we also extend our marketing solutions expertise offline either directly or through arrangements with offline agencies.

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

  CUSTOMER SERVICE AND FULFILLMENT CONSULTING SERVICES

     Organic provides online and offline customer service and fulfillment consulting services to its clients. Focused on enhancing the overall customer experience to improve conversion and retention, customer service and fulfillment services include customer service and fulfillment strategy definition, tactical planning and implementation, technology and service provider selection, operational effectiveness enhancements, organizational planning and training support, and profit improvement programs.

     SERVICES PROVIDED. Our consulting services include a needs and capabilities assessment, consulting services, technology assessment services, third party vendor selection and negotiation, development of performance monitoring procedures and the integration of customer service and fulfillment functions into our clients' Web operations.

     IMPLEMENTATION. Our customer service and fulfillment professionals have expertise in electronic commerce distribution and focus on integrating order management, transportation management, customer fulfillment, distribution, payment processing, call center and data management activities.

SALES AND MARKETING

     Our corporate and local business development professionals and client partners market and sell our services. Opportunities are prioritized by client engagement type, vertical industry and the opportunity to innovate. Our marketing efforts are focused on assignments that may use more than one service offering and/or include large, multi-national clients. Extended engagements, defined as multi-year and recurring revenue opportunities with the potential to evolve into relationships that use all of our service offerings are also prioritized. We also pursue basic engagements, which tend to be smaller in size or shorter in duration, when capacity needs are unmet or new vertical markets or innovation opportunities exist.

     We target vertical industries based on the size of the market opportunity and the influence of the Internet. Current industry verticals include automotive, entertainment and content, financial services, healthcare, travel and retail categories.

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

     Our newly reorganized business development group is complemented by marketing programs designed to generate demand and strengthen our brand. We have built our reputation through client references, industry conferences, trade publications and our Web site. In addition to more formal marketing efforts, we have historically established a number of new client relationships based on referrals from previous engagements.

RESEARCH AND DEVELOPMENT

     Our research and development effort consists of local teams solving problems. Our research and development effort also includes relationships with companies that provide knowledge and recommendations on software, hardware and training that will speed team problem solving.

     We focus on three service lines: engineering, creative and strategy. Our engineering research and development efforts involve investigating new technologies, products and standards. We also develop platforms that allow for rapid solution delivery. Our engineering research and development teams focus on how to select the best technology solution, and if necessary, provide the support to implement it.

     Our creative research and development focuses on both extending and enabling our engineering efforts. Three areas of particular emphasis are exploratory prototypes, re-use strategies for information design and strategic creative partnerships. Our creative research and development efforts also focus on understanding of the patterns and interfaces that allow our solutions to connect with their intended audience. Behavioral knowledge and communication expertise is intrinsic to success on any interactive platform; therefore, creative research, analysis and invention are all methodically gathered and shared with our teams.

SUBSIDIARIES AND INTERNATIONAL OPERATIONS

     We have three wholly owned subsidiaries, namely Organic Online, Ltd., Organic.com Private Ltd, and Organic Online Canada, Inc., which are located in England, Singapore and Canada, respectively. In addition, we have a 70% owned subsidiary, Organic Brasil Comunicacao Interativa Limitada, which is located in Brazil. Subsequent to December 31, 2000, we purchased the remaining 30% ownership of Organic Brasil Comunicacao Interativa Limitada and this entity became a wholly owned subsidiary. Our international operations generated revenues of $17.4 million for the year ended December 31, 2000. On January 1, 2001, we merged our two wholly owned U.S. subsidiaries, Organic Logistics, Inc. and Organic Media, Inc., with and into Organic, Inc.

SIGNIFICANT CLIENTS

     We derive a significant portion of our revenues from large projects for a limited number of clients. For the year ended December 31, 2000, our five largest clients accounted for approximately 54% of our revenues, with DaimlerChrysler and Federated Department Stores, Inc. accounting for approximately 25% and 15%, respectively, of our revenues.

COMPETITION

     The market for Internet professional services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. Further, our industry is experiencing rapid consolidation. Competitors vary in size and in the scope and breadth of the services offered. Currently, our principal competitors include other providers of Internet professional services, such as AGENCY.COM, Lante, iXL, Proxicom, Razorfish, Scient, MarchFirst, Viant and Avenue A. We also encounter competition from several large information technology consulting services providers, such as Accenture (formerly Andersen Consulting), Cambridge Technology Partners, Cap Gemini, CSC, EDS, IBM and Sapient, and from strategic consulting firms, such as Bain & Company, Booz Allen & Hamilton and Boston Consulting Group. In addition, because there are relatively low barriers to entry in the Internet professional services industry, we anticipate facing additional competition from other established and emerging companies as this market continues to develop.

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

INTELLECTUAL PROPERTY

     We rely on a combination of nondisclosure and other contractual arrangements with our employees and third parties, copyright, trademark, service mark and trade secret laws to protect our intellectual property. We pursue the protection of our trademarks in the United States and internationally, including filing for trademark registration on foreign registries and enforcing our rights against potential infringement. We have obtained trademark registrations in the United States for the "Organic" and "Organic Online" marks and applied for registration of the "Organic Media" mark and some of our other trademarks and service marks. We have pursued expanded international trademark and service mark protection. In addition, we have pursued patent protection for certain of our intellectual property, as we deemed appropriate.

     If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to intellectual property rights and proprietary technology, our business could be harmed. Any actions we take may not be adequate to protect our proprietary rights and other companies may develop technologies that are similar or superior to our proprietary technology. In addition, the legal status of intellectual property on the Internet is currently subject to various uncertainties.

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

EMPLOYEES

     As of December 31, 2000, we had 954 full-time employees. Of these, 761 were located in the United States and 193 were located outside the United States. None of our employees is represented by a labor union, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

FACTORS THAT MAY AFFECT RESULTS

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

     Our business is labor intensive, and thus our success depends on identifying, hiring, training and retaining talented professionals. All of our current employees and senior managers are employed on an at-will basis. If a significant number of our current employees, contractors or senior managers leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenues.

     Even if we retain the employees and contractors necessary to perform our services, our management must continually recruit talented professionals for our business. However, competition for these employees is intense, particularly in the Internet and high technology industries. In addition, our industry and business are subject to high turnover rates among employees. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. As of December 31, 2000, we had 954 full time employees. The failure to retain or attract the necessary personnel would reduce our capacity to handle new client engagements and therefore our revenue.

  WE MAY BE UNABLE TO MANAGE EFFECTIVELY THE RESTRUCTURING WE ANNOUNCED IN DECEMBER, WHICH COULD RESULT IN OUR BEING UNABLE TO CONTROL OUR COSTS AND IMPLEMENT OUR BUSINESS STRATEGIES EFFECTIVELY.

     In December 2000, we announced a restructuring of our business, which included a reduction in force and the closure of two offices, among other steps we took to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees.

     If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than our revenues or our revenues could decline as a result of our failure to service new client engagements adequately, either of which would seriously harm our business, financial condition, results of operations and cash flows. If we find that our restructuring announced in December is insufficient to balance our expenses with our revenues, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake a restructuring of our service offering.

  WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS AND MAY REQUIRE ADDITIONAL FINANCINGS.

     Our future liquidity and capital requirements will depend on numerous factors, including:

     - timing and amount of funds required for, or generated by, operations;

     - level of our infrastructure spending; and

     - unanticipated challenges or opportunities.

     If our cash flows from operations and existing liquidity resources are insufficient to fund our operations, we may need to obtain additional equity or debt financing. In this case, we may seek to raise additional funds through public or private financings, strategic relationships or other arrangements. This additional funding may not be available on terms acceptable to us, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit our operating flexibility. Moreover, strategic arrangements may require us to relinquish our rights to certain of our intellectual property. Finally, if adequate funds are not available on acceptable terms, we may find it necessary to limit our service offering or be unable to develop or enhance our services, take advantage of future opportunities or respond to the competitive market.

  OUR REVENUES COULD BE SIGNIFICANTLY REDUCED BY THE LOSS OF A MAJOR CLIENT.

     We derive a significant portion of our revenues from a limited number of clients. The loss of any of these major clients, if not replaced, could dramatically reduce our revenues. For example, for the year ended December 31, 2000, our five largest clients accounted for approximately 54% of our total revenues, with DaimlerChrysler and Federated Department Stores, Inc. accounting for approximately 25% and 15% of our revenues, respectively.

  WE MAY HAVE MORE DIFFICULTY COLLECTING OUR ACCOUNTS RECEIVABLE FROM EMERGING GROWTH AND START-UP CLIENTS THAN OTHER CLIENTS, WHICH MAY AFFECT OUR REVENUES AND DAMAGE OUR POTENTIAL PROFITABILITY.

     For the year ended December 31, 2000, approximately 15% of our revenues were derived from services provided to emerging growth and start-up companies. We believe that we may face certain risks in doing business with emerging growth and start-up clients that we may not face with our mature or established "brick and mortar" clients, including the ability of these clients to make timely payments from existing funds or to raise additional funds on favorable terms or at all. Unless we are diligent in invoicing and collecting amounts during the beginning stages of our engagements, we believe we may experience longer payment cycles and problems in collecting accounts receivable with respect to emerging growth and start-up clients. Additionally, our clients or potential clients' inability to raise additional funds may cause them to terminate or reduce the scope of the services we provide them, which could affect our business, financial condition and operating results.

  OUR LACK OF LONG-TERM CONTRACTS WITH OUR CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES.

     We generally do not have long-term contracts with our clients but instead are retained on an engagement-by-engagement basis. These engagements vary in size and scope and thus make our revenues difficult to predict. In addition, although we utilize standard contracts, the negotiation time and the final terms of the contract can vary substantially decreasing the predictability of our revenue. In general, our standard contract provides for termination by either party after notice and a transition period of up to 60 days. Our clients also could unilaterally reduce or modify the scope or use of our services. Some of our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for such unanticipated variations in the timing, number or size of engagements in progress. Because we incur costs based on our expectations of revenues from future engagements, our failure to predict our revenues accurately may cause the increase in our expenses to outpace revenue growth, if any, which would seriously harm our financial condition, results of operations and cash flows.

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

  OUR BILLABLE EMPLOYEES MAY BE UNDERUTILIZED IF CLIENTS DO NOT RETAIN OUR SERVICES, WHICH MAY DAMAGE OUR PROFITABILITY.

     Some of our clients who utilize our services in multiple stages or engagements may choose not to retain our services for additional stages of a project or may choose to cancel or delay additionally planned projects. Such cancellations or delays could result from factors entirely unrelated to our work, but instead related to general business or financial condition of the client or general economic conditions. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project, we may be unable to redeploy our employees to other engagements quickly enough to minimize underutilization to redeploy them or at all if other projects are not available. This underutilization could reduce our revenues and gross margins, damage our potential profitability and if other projects are not available require us to further reduce our headcount.

     For example, if DaimlerChrysler, the primary client of our Detroit, Michigan office, chose not to retain our services or to reduce the amount of services, the billable employees in our Detroit office would be underutilized.

  WE MAY HAVE DIFFICULTY IN MANAGING OUR INTERNATIONAL OPERATIONS, WHICH COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

     An important element of our strategy has been to maintain our business in international markets. In addition to our domestic operations, we have operations in Sao Paulo, Brazil, which opened in February 1999; London, England, which opened in April 1999; Singapore City, Singapore, which opened in September 1999; and Toronto, Canada, which opened in January 2000. Our international offices generally provide the same or similar services as our domestic offices, sometimes in conjunction with our domestic offices. Our management may have difficulty in managing our international operations because of distance, as well as language and cultural differences. Our management cannot assure you that they will be able to market and deliver our services successfully in foreign markets.

     Other risks related to our international operations include:

     - failure in finding or acquiring suitable strategic partners or acquisition candidates;

     - general economic conditions in each office's respective region;

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

     If any of these risks should materialize, our international and domestic businesses, financial conditions, results of operations and cash flows could be harmed. Our revenues derived from international operations were 13.6% of our total revenues for the year ended December 31, 2000.

  PRIOR TO OUR INITIAL PUBLIC OFFERING, WE HAD GRANTED OPTIONS TO PURCHASE COMMON STOCK AT LOW EXERCISE PRICES, WHICH WILL RESULT IN ADDITIONAL COMPENSATION EXPENSE IN THE FUTURE AND REDUCE OUR REPORTED EARNINGS.

     Prior to our initial public offering, we granted employees options to purchase our common stock at exercise prices below the deemed fair market value on the date of grant. For the year ended December 31, 2000, we granted options to purchase 8,498,627 shares of common stock to employees with an exercise price ranging from $2.25 to $30.125 per share. We recognized stock-based compensation expenses of $42.0 million and $27.4 million for the year ended December 31, 2000 and 1999, respectively, relating to the difference between the exercise price of the options and the fair market value of our common stock. As of December 31, 2000, we had $33.1 million of deferred stock-based compensation remaining that will be recognized as the options vest over the next three years which will dilute any future earnings that we may achieve.

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

     Our quarterly operating results have varied in the past and we expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. Some important factors affecting our quarterly revenues and operating results, listed in order of their relative magnitude are:

     - changes in and management of our operating expenses;

     - timing, execution of and collection from major client engagements;

     - timing of employee hiring and billable employee utilization rates;

     - timing and cost of advertising and related media;

     - our ability to develop, market and introduce new and significant online business solutions on a timely basis;

     - our clients' purchasing cycles and financial condition;

     - pricing changes in the industry;

     - competition among Internet professional services companies for Global 1000 clients;

     - increases in the number of independent contractors we must hire to meet client needs, which would result in increased costs versus an equivalent number of employees;

     - demand for our Internet professional services;

     - economic conditions in the Internet professional services market; and

     - legal or regulatory developments regarding the Internet.

     Furthermore, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, if any, calculated as the difference between the price of our common stock on the date of exercise and the exercise price. These employer payroll taxes will be recorded as operating expenses in the period those options are exercised based on the aggregate gains realized by employees. During a particular quarter, our aggregate payroll taxes could be material. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular quarter, we cannot predict what, if any, expense will be recorded in any future quarter and any impact on future operating results.

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

  WE HAVE A HISTORY OF LOSSES AND WE MAY EXPERIENCE LOSSES IN THE FUTURE, WHICH COULD IMPAIR OUR ABILITY TO FINANCE OUR FUTURE OPERATIONS, WHICH IN TURN COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK.

     We have experienced operating losses as well as net losses for the year ended December 31, 2000 and 1999, respectively. For the years ended December 31, 2000 and 1999, our net losses were $86.3 million and $38.9 million, respectively. For the years ended December 31, 2000 and 1999, our net losses were 67.1% and 50.0% of total revenues, respectively. We may not be able to sustain the revenue growth we have experienced or the levels of revenues obtained previously. In addition, we have in the past invested heavily in development of our infrastructure. Although we expect that this amount of investment will be less in the near term, we may still need to maintain some level of infrastructural investments. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, our ability to finance continuing operations will be negatively impacted, and as a consequence the market price for our common stock may decline substantially.

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

     We believe that our success will depend in part in keeping qualified people as members of our senior management team and in other key positions throughout the company. Any of our officers or employees can terminate his or her employment relationship at any time. Currently, our key executives are Mark Kingdon, our Chief Executive Officer, Jonathan Nelson, our Chairman of the Board, and Michael Hudes, our President. The loss of any of these key employees or our inability to attract or retain other qualified employees could harm our business, financial condition and results of operations. While we currently maintain a key person life insurance policy for Jonathan Nelson, the amount of this insurance may be inadequate to compensate us for his loss.

  WE WILL LIKELY CONTINUE TO FACE INTENSE COMPETITION WHICH COULD HARM OUR OPERATING RESULTS.

     The market for Internet professional services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. In addition, our industry is experiencing substantial price competition. Moreover, many of our competitors have longer operating histories, larger client bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than we do. As a result, our competitors may be able to devote greater resources to marketing campaigns, adopt more aggressive pricing policies or devote substantially more resources to client and business development than us. We also anticipate facing additional competition from new entrants into our markets due to the low barriers of entry. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. Our industry is experiencing rapid consolidation. As a result of these factors, we may from time to time make pricing, service or marketing decisions, acquisitions, mergers or alliances as a strategic response to changes in the competitive environment. These actions could reduce our profits and harm our financial condition, results of operations and cash flows.

  OUR INVESTMENTS IN CLIENT COMPANIES INVOLVE RISK, INCLUDING LOSING SOME OR ALL OF OUR INVESTMENT, WHICH COULD HARM OUR OPERATING RESULTS.

     In exchange for our services we have from time to time made investments in some of our clients. As of December 31, 2000, we had $1.8 million of such investments accounted for on our balance sheet, related to investments made in and prior to fiscal 2000. The businesses of the clients in which we invested were generally unproven and continue to involve substantial risk. If these clients' businesses fail, we could lose additional amounts of our investment, which would harm our operating results and cause our profitability to be lower than it would have been if we had taken payment for our entire engagement in cash.

  OUR BUSINESS OPPORTUNITIES MAY BE RESTRAINED BY CONFLICTS BETWEEN POTENTIAL CLIENTS, WHICH COULD REDUCE OUR POTENTIAL PROFITABILITY.

     Conflicts between potential clients are inherent in our business. We have in the past, and will likely in the future, be unable to pursue certain opportunities because they would result in offering similar services to direct competitors of existing clients. Moreover, we risk alienating existing clients if we provide services to even indirect competitors. Because these potential conflicts may jeopardize revenues generated from existing clients and hinder future prospects, these conflicts could cause our operating results to suffer. Furthermore, in limited circumstances, we have agreed not to reuse some software code developed by us for a client for competitors of the client and, for instance, in the case of DaimlerChrysler, not to perform work for particular competitors for a period of time. These types of agreements reduce the number of our prospective clients and the number of potential sources of revenues. Accordingly, our use of these types of agreements magnifies the importance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, our future revenues in that particular market will be negatively impacted.

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

  IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR REPUTATION COULD BE DAMAGED AND OUR COMPETITIVE POSITION COULD BE HARMED.

     We believe our trademarks, trade secrets and other proprietary rights in our intellectual property, including our trademark name, Organic, software code and Internet business processes we have developed, are important to our competitive position. In particular, our trademarks help establish our brand identity and enhance the marketability of our services. Our trade secrets, including the Internet business processes we have developed, are an important aspect of the services we provide. If we are unable to protect our trademarks, trade secrets and other intellectual property against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position could be harmed. We generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary intellectual property. Despite these precautions, our management cannot ensure that these strategies will be adequate to safeguard against any misappropriation of our proprietary intellectual property.

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

  FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS.

     We cannot predict the effect, if any, that future sales of shares of our common stock or the availability of future sales of shares of our common stock or options to acquire our common stock will have on the market price of common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of common stock by existing stockholders under Rule 144, Rule 701, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the perception that such sales or issuances could occur, could adversely affect the prevailing market price for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

     Further, some of our existing contracts may require a notice of assignment. Since our contracts generally provide for termination by either party after notice and a transition period of up to 60 days, a client may choose to terminate our contract if the client does not like the assignment.

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

     - administration and bandwidth of the Internet itself; and

     - profitability of the website.

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

     Additionally, some entities would have to make significant changes in their current business practice to adapt to the Internet. Changing domestic economic conditions, lengthening buying cycles and a lessening of competition from purely Internet-based companies may also reduce some potential clients' interest or perceived urgency in adopting an Internet business model. Thus, even if the above listed issues were resolved, businesses may simply choose not to adopt an Internet business model.

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

     - level of consumer satisfaction with electronic commerce experiences; and

     - lack of profitability of client internet businesses.

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

     - prosecute us for unintentional violations of their laws; or

     - modify or enact new laws in the near future, some of which may conflict with existing laws or with each other.

ITEM 2. PROPERTIES

     Our headquarters are located in a leased facility in San Francisco, California consisting of an aggregate of approximately 212,000 square feet of office space. The lease commenced in September 2000 and expires in September 2010. We also leased office space in Chicago, Detroit, New York, Atlanta, Boston, London, Sao Paulo, Singapore and Toronto. We are currently exploring real estate options consistent with our current operating plans, which included the closing of our Atlanta and Boston offices and reduction of our space requirements in our other markets as part of a restructuring announced in December 2000. We do not anticipate acquiring property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On February 17, 2000, a former employee filed an action against Organic Holdings, Inc., Organic, Inc., and Jonathan Nelson, our then Chief Executive Officer and current Chairman of the Board, in the California Superior Court in San Francisco. (Haig v. Organic Holdings, Inc., et al.) An amended complaint was filed on March 22, 2000. On June 13, 2000, the Court granted defendants' motion to dismiss the amended complaint, dismissing some claims without leave to amend and other claims with leave to amend. A second amended complaint, filed on June 29, 2000, asserts several claims based on allegations that the former employee was prevented from exercising his stock options in Organic Holdings, and seeks not less than $20 million in special damages plus exemplary damages. On November 22, 2000, the Court dismissed all claims against Organic, Inc. The Court also dismissed some claims against Organic Holdings, Inc. and Jonathan Nelson without leave to amend and denied the motion to dismiss as to other claims against these defendants. The case is in its earliest stages and no discovery has been taken. The remaining defendants believe that these claims lack any merit and intend to contest them vigorously.

     On May 16, 2000, an individual real estate broker and former employee of a real estate brokerage company which had performed work for the Company filed suit in United States District Court in New York City seeking recovery from the Company and others for brokers' commissions he claims due. (Kades v. Organic, Inc. et al.) The complaint alleges claims for violation of the Racketeering Influenced Corrupt Organizations (RICO) Act, misrepresentation, interference with contractual relations and other cause of action and seeks compensatory and punitive damages against all defendants. On October 18, 2000, the plaintiffs filed a Second Amended Complaint. On November 21, 2000, the Company and its codefendants filed a motion to dismiss the Second Amended Complaint. The Court has not yet ruled on the motion or set a date for oral argument. The Company and its codefendants believe that these claims lack any merit and intend to contest them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our executive officers as of December 31, 2000:

                 NAME                   AGE                          POSITION
--------------------------------------  ---   ------------------------------------------------------
Jonathan Nelson.......................  33    Chairman of the Board, Chief Executive Officer
Michael Hudes.........................  39    President and Director
Susan L. Field........................  41    Executive Vice President, Chief Financial Officer
Arthur I. Williams....................  33    Executive Vice President, Global Operations
Daniel J. Lynch.......................  34    Vice President, Chief Officer Global Business
Andy Hayman...........................  36    Vice President, Chief Relationship Officer
Ray Britt.............................  40    Vice President, Chief Strategy Officer
Margaret Maxwell Zagel................  51    Vice President, Chief Legal and Administrative Officer
                                              and Secretary
Matthew Bernardini....................  27    Vice President, Chief Technology Officer
Marita C. Scarfi......................  34    Vice President, Business Planning
Steven Vattuone.......................  32    Vice President, Finance
Janis M. Nakano Spivack...............  37    Vice President, Chief Creative Officer
Lynda Ward Pierce.....................  37    Vice President, Human Resources
Frank Giambalvo.......................  52    Vice President, Real Estate

     JONATHAN NELSON co-founded our company in 1993 and has served as our Chief Executive Officer and Chairman of the Board since January 1995 and since January 15, 2001 has served solely as Chairman of the Board. From February 1996 to May 1996, Mr. Nelson served as President and Chief Executive Officer of Accrue Software, Inc., a developer of network based tools for measuring Web site performance. Mr. Nelson also served as Chairman of the Board of Accrue Software, Inc. from February 1996 to November 1999.

     MARK KINGDON, age 37, has served as our Chief Executive Officer since January 15, 2001. From March 2000 to December 2000, he served as an entrepreneur-in-residence at ideallab!, a company that creates, launches and operates Internet businesses. From 1988 to February 2000 Mr. Kingdon was employed at PricewaterhouseCoopers LLP, an international accounting and management consulting firm, where he served in a variety of capacities, member of the Global E-Business consulting leadership team, leader of the retail and distribution industry practice in the Americas and manager of the integration of the consulting division of Coopers & Lybrand and Price Waterhouse after their historic merger.

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

     DANIEL J. LYNCH has served as Vice President, Chief Officer of Global Business Development Officer since August 2000. He served as our President, Logistics from May 1999 to August 2000. From February 1993 to March 1999, Mr. Lynch served as the Senior Vice President, Marketing and Sales of Technicolor Entertainment, a film processing and distribution company. Mr. Lynch and Mr. Hudes are brothers-in-law.

     ANDY HAYMAN has served as our Chief Relationship Officer since July 2000. From July 1999 to July 2000 Mr. Hayman was President and COO for Signatures Network (a CMGI company), a music licensing and merchandising company. From December 1998 to July 1999, Mr. Hayman served as a Managing Partner at USWeb/CKS (now MarchFirst Corporation), an Internet professional services company. Prior to joining USWeb/CKS, he co-founded DNA New Media Group, a media company. In 1998 Mr. Hayman merged DNA New Media Group with Publicis Technology, eventually joining the company as its Executive Vice President and Chief Creative Officer.

     RAY BRITT has served as our Chief Strategy Officer since October 2000. From November 1999 to October 2000, Mr. Britt served as Senior Vice President of Business Operations and Development of Peapod, an on-line grocer. From April 1997 to November 1999, Mr. Britt was an Associate Partner in the Strategy practice of Andersen Consulting (currently Accenture), an international management and consulting firm. From December 1992 to April 1997, he served as a Principal with Mercer Management Consulting.

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

     MARITA C. SCARFI has served as our Vice President, Business Planning since May 2000 and prior to that from January 1998 to May 2000, as our Vice President, Finance. She served as our Director of Finance from January 1997 to January 1998 and as our Controller from July 1996 to July 1997. From August 1988 to July 1996, Ms. Scarfi served as a Manager of Business Assurance for PricewaterhouseCoopers LLP, an accounting and management services firm.

     STEVEN VATTUONE has served as our Vice President, Finance since November 2000. From November 1996 to November 2000, Mr. Vattuone served as the Corporate Controller and Director in the finance department of Brio Technology, Inc., a multi-national software company. From September 1991 to November 1996, Mr. Vattuone served in several positions, most recently as a Manager of Business Assurance, for PricewaterhouseCoopers LLP, an accounting and management services firm.

     JANIS M. NAKANO SPIVACK served as our Vice President, Chief Creative Officer from November 1996 to January 2001. From October 1993 to October 1996, Ms. Spivack was a partner of leftBrain-rightBrain, a provider of consulting, technical and design production expertise to both Web site builders and individual companies. From October 1993 to January 1997, Ms. Spivack was also the President of GoFISH!, a private interactive, online directory of production companies.

     TOM WEISZ has served as our Vice President, Chief Creative Officer since February 12, 2001. Prior to this he served as our Group Creative Director in the Detroit office since August 2000. From March 1999 to August 2000, Mr. Weisz was a partner at MarchFirst (previously USWeb/CKS), where he oversaw branding and integrated marketing solutions. From January 1999 to March 1999, Mr. Weisz was Co-founder and Executive Vice President of Imergy, a full-service digital media production company. From January 1991 to March 1998, Mr. Weisz served as Senior Vice President, Managing Director, Creative, and Board of Directors member at Clarion Marketing and Communications, a U.S. marketing agency. Mr. Weisz also founded several advertising and creative agencies, including Weisz/Greco Inc., RC Communications Inc. and Weisz + Yang Inc.

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

     FRANK GIAMBALVO began as our Director of Real Estate in January 2000 and was promoted to Vice President in July 2000. From June 1983 to August 1999, Mr. Giambalvo was employed at Citicorp, North America, a financial services firm, most recently as the Senior Vice President Real Estate, Western Region. Prior to 1983, Mr. Giambalvo was employed at Bowne & Co., a financial printing firm, and served in a various technology positions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  PRICE RANGE OF COMMON STOCK

     Our common stock is traded on the Nasdaq Stock Market under the symbol "OGNC." Prior to February 10, 2000, there was no established public trading market for any of our securities. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the Nasdaq Stock Market.

                                                               HIGH      LOW
                                                              ------    ------
First Quarter (from February 10, 2000 through March 31,
  2000).....................................................  $60.00    $20.50
Second Quarter (from April 1, 2000 through June 30, 2000)...   23.94      7.75
Third Quarter (from July 1, 2000 through September 30,
  2000).....................................................   14.63      3.94
Fourth Quarter (from October 1, 2000 through December 31,
  2000).....................................................    4.75      0.50
First Quarter (from January 1, 2001 through January 31,
  2001).....................................................    1.56      0.50

     On January 31, 2001, the last reported sales price per share of our common stock as reported on the Nasdaq National Market was $1.41.

  HOLDERS

     As of January 31, 2001, we estimate that there were 278 stockholders of record of our common stock. This does not include the number of persons whose stock is held in a nominee or "street name" accounts through brokers.

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

  USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

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

     We paid a total of approximately $8.9 million in underwriting discounts and commissions and approximately $1.8 million in offering expenses. None of the expenses related to the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or to any persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

     We received net proceeds from the offering of approximately $115.8 million after deducting the underwriting discounts and commissions and the offering expenses. The net offering proceeds have been used for general working capital purposes, to expand our corporate infrastructure, for capital expenditures and for the repayment of our outstanding debt to Omnicom Group, Inc. under our revolving credit facility.

  SALES OF UNREGISTERED SECURITIES

     From our incorporation in January 1997 to December 31, 2000, we have granted or issued and sold the following unregistered securities:

     1. We have issued stock options to employees, officers, directors and consultants under our 1997 stock option plan to purchase an aggregate of 35,389,950 shares of our common stock, with exercise prices ranging from $0.0011 to $3.0000. Options to purchase an aggregate of 9,542,343 shares have been exercised for an aggregate consideration of $12,082,484.

     2. On January 29, 1997, we issued nine shares of our common stock and 18,323,712 shares of our Series A preferred stock to Organic Holdings, Inc. for substantially all of the assets and liabilities of Organic Holdings, Inc. Organic Holdings, Inc. retained some of its non-operating assets and liabilities. Concurrent with our initial public offering on February 10, 2000, each preferred share was converted into three common shares.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report. The consolidated statement of operations and cash flow data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations and cash flow data for the year ended December 31, 1997 and for the period ended December 31, 1996 and the selected balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements that are not included in this report. The historical results presented below should not be considered indicative of results for any future period.

                                                                 YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                               2000          1999          1998          1997          1996
                                            -----------   -----------   -----------   -----------   -----------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues..................................  $   128,614   $    77,800   $    27,734   $     6,780   $     4,294
Operating expenses:
  Professional services
    Professional services other...........       72,682        46,254        16,801         4,285         1,889
    Professional services stock-based
      compensation........................       13,122         8,415           183            --            --
                                            -----------   -----------   -----------   -----------   -----------
         Total professional services......       85,804        54,669        16,984         4,285         1,889
  Selling, general and administrative
    Selling, general and administrative
      other...............................       90,167        40,513        12,068         5,473         2,104
    Selling, general and administrative
      stock-based compensation and other
      stock-based charges.................       34,885        20,966           511            87            53
                                            -----------   -----------   -----------   -----------   -----------
         Total selling, general and
           administrative.................      125,052        61,479        12,579         5,560         2,157
  Restructuring expense...................        6,803            --            --            --            --
                                            -----------   -----------   -----------   -----------   -----------
         Total operating expenses.........      217,659       116,148        29,563         9,845         4,046
Operating (loss) income...................      (89,045)      (38,348)       (1,829)       (3,065)          248
Minority interest in operations of
  consolidated subsidiary.................          118           (68)           --            --          (106)
Investment loss...........................         (839)           --            --            --            --
Interest expense..........................         (298)         (592)         (147)          (44)           (1)
Interest income...........................        4,378           314           220           327             5
                                            -----------   -----------   -----------   -----------   -----------
    Net (loss) income before taxes........      (85,686)      (38,694)       (1,756)       (2,782)          146
Income tax expense (benefit)..............          607           181         1,010          (997)          (91)
                                            -----------   -----------   -----------   -----------   -----------
    Net (loss) income.....................  $   (86,293)  $   (38,875)  $    (2,766)  $    (1,785)  $       237
                                            ===========   ===========   ===========   ===========   ===========
Net (loss) income per share:(1)(2)
  Basic...................................  $     (1.14)  $    (28.03)  $    (10.81)  $      (668)  $    26,286
                                            ===========   ===========   ===========   ===========   ===========
  Diluted.................................  $     (1.14)  $    (28.03)  $    (10.81)  $      (668)  $      0.00
                                            ===========   ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding:(1)(2)
  Basic...................................   75,505,381     1,386,745       255,888         2,671             9
                                            ===========   ===========   ===========   ===========   ===========
  Diluted.................................   75,505,381     1,386,745       255,888         2,671    65,025,009
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

                                                                              DECEMBER 31,
                                                             -----------------------------------------------
                                                               2000      1999      1998      1997      1996
                                                             --------   -------   -------   -------   ------
                                                                         (AMOUNTS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..........  $ 58,454   $ 8,385   $ 2,067   $ 6,135   $  243
Restricted cash............................................    11,653        --        --        --       --
Working capital (deficit)..................................    55,171    (4,680)      339     8,290      307
Total assets...............................................   139,508    64,264    17,605    11,426    1,677
Long-term obligations, less current portion................        89       478       661       604       --
Total stockholders' equity.................................   100,829    24,778     7,190     9,225      923

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial position and the results of our operations in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under Part I, Item 1, "Business -- Factors That May Affect Results" and elsewhere in this report.

OVERVIEW

     Since our founding in 1993 as a sole proprietorship and our incorporation in January 1995, we believe that we have been an innovator and leader in the Internet professional services industry. We focus on providing an integrated suite of services to our clients including strategic consulting and research, Web site design, software engineering and technical program management, online marketing solutions including media buying and management, and customer service and fulfillment consulting and transaction management. As the Internet continues to evolve, these services provide our clients with the necessary tools to effectively manage and grow their customer and business relationships. We have performed work for over 300 major offline and online companies to establish or enhance brands and have introduced several new service lines to address particular client needs.

     We plan to scale our operations to accommodate the demand from potential clients for Internet professional service offerings and to better serve our existing clients in both their various domestic and international locations. We expect that our revenues will be driven primarily by the number, size and scope of our client engagements and, to a lesser extent, by our professional services headcount. The number, size, and scope of our engagements are also affected by general economic conditions and the willingness of clients to spend money on Internet projects. For the year ended December 31, 2000, five clients accounted for 54% of our revenues, with DaimlerChrysler and Federated Department Stores accounting for 25% and 15%, respectively. Revenues from any given client will vary from period to period; however, we expect that significant concentration will continue for the foreseeable future as we execute on our strategy of developing deeper multi-service line relationships with our clients. To the extent that any significant client reduces its use of our services or terminates its relationship with us, our revenues could decline. As a result, the loss of any significant client could negatively impact our business and results of operations.

     A significant amount of our revenues are derived from providing professional services on a fixed-fee, retainer or time and materials basis. We generally enter into a service agreement with a client that establishes the legal and general business terms of our relationship. A typical client relationship consists of a series of engagements. Our engagements vary depending on what type of services we provide and they range in duration from a few months to more than a year. Revenues from fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting in accordance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", based on the percentage of costs incurred to date to total estimated project costs. We periodically evaluate the actual status of each project to ensure that the estimated cost to complete each contract remains accurate and we accrue for estimated losses, if necessary, in the period in which such losses are determined. To date, such losses have not been significant. Revenues pursuant to retainer contracts are generally recognized over the life of the contract on a straight-line basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues exclude reimbursable expenses charged to clients. Provision for sales credits are offset against revenue recognized when the need for such sales credits are determined.

     During the year ended December 31, 2000, we opened offices in Toronto, Atlanta and Boston. In December 2000, we announced a restructuring which included closing our Atlanta and Boston offices. Our international operations collectively accounted for 13.6% of our total revenues for the year ended December 31, 2000.

     Our professional services expenses include the direct costs associated with our billable employees and contractors. These expenses include salaries, bonuses, benefits, stock-based compensation, vacation, travel and entertainment expenses. Professional services margins reflect revenues less professional services expenses which are incurred regardless of whether or not a billable employee's time is billed to a client. Historically, our professional services expenses have increased in absolute dollars and may continue to increase in the foreseeable future due to wage increases or inflation. However, any expected increase in professional services expenses may be offset by savings realized by voluntary or involuntary reductions in personnel. Our professional services margins are affected by many factors, including utilization rate, the efficiency with which we utilize our employees, and the continuation of our clients in retaining our services. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our professional services margins. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project as expected, we must rapidly re-deploy professional services personnel to other engagements in order to minimize under-utilization which, in turn, would adversely affect professional services margins.

     Our selling, general and administrative expenses primarily consist of our investment in our corporate support services, our employee recruitment, training and retention programs, knowledge management initiatives, stock-based compensation and other stock-based charges. Our selling, general and administrative expenses also include the direct costs associated with employees and contractors in non-billable departments, real estate costs and other investments in our corporate support services. Any increases in selling, general, and administrative expenses may be offset by savings realized by voluntary or involuntary reductions in personnel.

     Although historically revenues have increased from year to year, we have incurred significant investment costs in an attempt to create a leadership position in the highly competitive market in which we operate. As a result, we have incurred significant losses since inception, and, as of December 31, 2000, had an accumulated deficit of $129.9 million. We believe our success depends on increasing our client base, hiring and retaining professionals, and maintaining our global presence. We expect associated headcount and infrastructure costs to continue to increase. Including the effects of non-cash stock compensation and other stock-based charges, we expect to continue to incur substantial operating losses for the foreseeable future.

     Our clients tend to spend proportionally more on our services during the second and third quarters and we expect this seasonality trend may continue in the near future. This has caused our past operating results to fluctuate significantly from quarter to quarter. Our past growth and restructuring has and will continue to place significant demands on our management and operational resources. If we are unable to manage our restructuring effectively then our expenses could continue to increase more quickly than our revenues. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. In addition, although we have previously experienced significant percentage growth in annual revenues to date, we do not believe that prior growth rates are sustainable or indicative of future operating results. Please refer to the section in Part I, Item 1 entitled "Business -- Factors That May Affect Results" for additional information.

     On January 29, 1997, Organic Online, Inc., an S corporation that contained our operating assets and liabilities at the time, was renamed Organic Holdings, Inc. and we were formed as a subsidiary under the name Organic Online, Inc., a C corporation. We performed this reorganization in connection with an investment by Omnicom Group in our business which, if made directly in Organic Holdings, Inc., would have resulted in the termination of its S corporation status because S corporations may not have owners that are corporate entities. The stockholders of Organic Holdings, Inc. consist of a group of individuals including Jonathan Nelson, the majority owner. We exchanged 18,323,712 shares of Series A preferred stock and nine shares of common stock for substantially all of the assets and liabilities of Organic Holdings, Inc., having a book value of approximately $0.7 million. Certain non-operating assets and liabilities (approximately $0.3 million, net) were retained by Organic Holdings, Inc. and have been excluded from the consolidated financial statements. We also issued a total of 3,351,288 shares of Series A convertible preferred stock to Omnicom Group for an aggregate purchase price of approximately $10.0 million. Because this reorganization did not result in a change in control, there was no change in the basis of accounting at the time of the reorganization. We changed our name from Organic Online, Inc. to Organic, Inc. on January 28, 1999.

RESULTS OF OPERATIONS

     The following table presents our consolidated statement of operations as a percentage of revenues for the periods indicated.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Revenues....................................................  100.0%    100.0%    100.0%
Operating expenses:
  Professional services
     Professional services other............................   56.5%     59.5%     60.6%
     Professional services stock-based compensation.........   10.2%     10.8%      0.7%
                                                              -----     -----     -----
          Total professional services.......................   66.7%     70.3%     61.3%
  Selling, general administrative
     Selling, general and administrative other..............   70.1%     52.1%     43.5%
     Selling, general and administrative stock-based
      compensation and other stock-based charges............   27.1%     26.9%      1.8%
                                                              -----     -----     -----
          Total selling, general and administrative.........   97.2%     79.0%     45.3%
  Restructure expense.......................................    5.3%      0.0%      0.0%
                                                              -----     -----     -----
          Total operating expenses..........................  169.2%    149.3%    106.6%
Operating loss..............................................  (69.2)%   (49.3)%    (6.6)%
Minority interest in operations of consolidated
  subsidiary................................................    0.1%     (0.1)%     0.0%
Investment loss.............................................   (0.7)%     0.0%      0.0%
Interest expense............................................   (0.2)%    (0.8)%    (0.5)%
Interest income.............................................    3.4%      0.4%      0.8%
                                                              -----     -----     -----
          Net loss before taxes.............................  (66.6)%   (49.8)%    (6.3)%
Income tax expense..........................................    0.5%      0.2%      3.7%
                                                              -----     -----     -----
          Net loss..........................................  (67.1)%   (50.0)%   (10.0)%
                                                              =====     =====     =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  REVENUES

     Our revenues were $128.6 million for the year ended December 31, 2000, an increase of 65.3% over our revenues of $77.8 million for the year ended December 31, 1999. This increase was primarily due to increases in the number of clients and size and scope of our engagements, enhanced by our increased sales and marketing efforts, and in part to our development of deeper multi-service line relationships with our clients and an increase in bill-rates effected in the first quarter of 2000. For the year ended December 31, 2000, $59.2 million related to revenue generated from new clients. Our efforts also resulted in the expansion of our relationship with many existing clients since December 31, 1999, most notably DaimlerChrysler and Federated Department Stores, Inc. which accounted for 25% and 15%, respectively, of our total revenues for the year ended December 31, 2000. During the year ended December 31, 2000, we continued our expansion by opening offices in Toronto, Atlanta, and Boston. However, in December 2000, we approved a restructuring which included closing our Atlanta and Boston offices. Revenues from our international locations increased to 13.6% of our total revenues for the year ended December 31, 2000 from 5.9% for the year ended December 31, 1999. Our revenues were $77.8 million for the year ended December 31, 1999, an increase of 180.5% over $27.7 million for the year ended December 31, 1998. This increase was primarily due to increases in the number of clients and size and scope of our engagements.

  PROFESSIONAL SERVICES OTHER

     Our professional services other expenses were $72.7 million for the year ended December 31, 2000, an increase of 57.1% over $46.3 million for the year ended December 31, 1999. These increases in professional services other were primarily due to increases in our headcount and salary costs associated with the increase in professional services personnel. However, in the near term, we expect these salary costs to remain flat or decline as we moderate hiring, take advantage of voluntary attrition and consider voluntary and involuntary reduction in personnel where employees appear to be underutilized. Our increase in professional services headcount resulted from opening new offices since December 31, 1999 in Toronto, Atlanta and Boston as well as continued growth in our other offices in order to accommodate the increase in the size and number of our projects. As a percentage of revenues, professional services other expenses decreased to 56.5% from 59.4% for the year ended December 31, 2000 and 1999, respectively, due to the conversion of contractors to employees and a general reduction in the use of contractors. Our professional services other expenses were $46.3 million for the year ended December 31, 1999, an increase of 175.3% over $16.8 million for the year ended December 31, 1998. This increase was primarily due to an increase in professional services headcount and associated salary and benefit costs. The increase in professional services headcount resulted from opening new offices in Detroit, Sao Paulo, Brazil, and London, England and continued growth in our San Francisco, New York, and Chicago offices in order to accommodate the increase in the size and number of our projects. As a percentage of revenues, professional services other expenses were 56.5%, 59.4% and 60.6% for the years ended December 31, 2000, 1999 and 1998, respectively.

  PROFESSIONAL SERVICES STOCK-BASED COMPENSATION

     For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options to purchase our common stock to employees with purchase or exercise prices that are less than the deemed fair market value at the grant date. Stock-based compensation related to the issuance of options to purchase common stock is being amortized over the vesting period of the stock options, generally 4 years. Professional services stock-based compensation expense increased to $13.1 million, or 10.2% of revenues, for the year ended December 31, 2000 from $8.4 million, or 10.8% of revenues, for the year ended December 31, 1999 and from $183,000, or 0.7% of revenues, for the year ended December 31, 1998. These increases were primarily due to larger number of options being amortization in 2000 versus 1999 and in 1999 versus 1998. For the years ended December 31, 2000 and 1999, we recorded aggregate deferred professional services stock-based compensation of $25.1 million and $35.8 million, respectively. This decrease was primarily due to a decrease in the number of options granted since December 31, 1999 below fair market value. For the years ended December 31, 2000 and 1999, we recorded aggregate reductions in deferred professional services stock-based compensation, relating to terminated employees of $13.6 million and $1.5 million, respectively. As of December 31, 2000, we had an aggregate of $13.0 million of related professional services deferred compensation remaining to be amortized. The amortization of professional services stock-based compensation will result in additional charges to operations through fiscal 2003. We expect the annual amortization of professional services deferred stock-based compensation for fiscal years ended 2001, 2002 and 2003 to be $8.1 million, $3.9 million and $1.1 million, respectively, based on current vesting periods. These amounts may be reduced as employees leave and the remaining vesting periods are adjusted.

  SELLING, GENERAL AND ADMINISTRATIVE OTHER

     Our selling, general and administrative other expenses were $90.2 million for the year ended December 31, 2000, an increase of 122.6% over $40.5 million for the year ended December 31, 1999. These increases resulted from the hiring of key corporate officers and building their respective organizations, increased facilities, rent and depreciation costs associated with our new offices since December 31, 1999 and new building leases in San Francisco, Toronto, Atlanta, Boston and New York, and increased recruiting costs associated with the increase in personnel. As a percentage of revenues, selling, general and administrative other expenses increased to 70.1% from 52.1% for the year ended December 31, 2000 and 1999, respectively. These increases were the result of our aggressive investment in infrastructure relative to our revenue growth, partly attributable to costs associated with hiring executive management and personnel to fill open positions within the corporate services departments. Our selling, general and administrative other expenses were $40.5 million for the year ended December 31, 1999, an increase of 235.7% over $12.1 million for the year ended December 31, 1998. This increase was primarily due to an increase in non-billable personnel to support our growth, increased costs associated with the addition of our new offices and improvements in our office infrastructure and increased consulting fees associated with several internal software implementations. As a percentage of revenues, selling, general and administrative other expenses were 70.1%, 52.1% and 43.5% for the years ended December 31, 2000, 1999 and 1998, respectively. We believe that our current commitment to building our global platform and scalable infrastructure will, in turn, result in greater efficiencies in the future.

  SELLING, GENERAL AND ADMINISTRATIVE STOCK-BASED COMPENSATION AND OTHER STOCK-BASED CHARGES

     For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options or warrants to purchase our common stock to employees and consultants with purchase or exercise prices that are less than the deemed fair market value at the grant date. Stock-based compensation related to the issuance of options to purchase common stock is being amortized over the vesting period of the stock options, generally 4 years. Selling, general and administrative stock-based compensation expense increased to $28.7 million, or 22.3% of revenues, for the year ended December 31, 2000 from $19.0 million, or 24.4% of revenues, for the year ended December 31, 1999. For the years ended December 31, 2000 and 1999, we recorded aggregate deferred selling, general and administrative stock-based compensation of $9.6 million and $78.1 million, respectively. This decrease was primarily due to a decrease in the number of options granted since December 31, 1999 below fair market value. For the years ended December 31, 2000 and 1999, we recorded aggregate reductions in deferred selling, general and administrative stock-based compensation, relating to terminated employees of $12.3 million and $3.2 million, respectively. As of December 31, 2000, we had an aggregate of $20.1 million of related selling, general, administrative deferred compensation remaining to be amortized. The amortization of selling, general, administrative stock-based compensation will result in additional charges to operations through fiscal 2003. We expect the annual amortization of selling, general, administrative deferred stock-based compensation for fiscal years ended 2001, 2002 and 2003 to be $12.7 million, $5.9 million and $1.5 million, respectively, based on current vesting periods. These amounts may be reduced as employees leave and the remaining vesting periods are adjusted.

     In connection with the $30.0 million revolving credit facility obtained on August 27, 1999, we issued a warrant on September 13, 1999 that entitled Omnicom Group to purchase 2,249,076 shares of common stock and recorded a deferred bank facility charge of approximately $18.2 million. This amount is being amortized on a straight-line basis over the longer of 36 months, the term of the credit facility, or until the credit facility is terminated. For the years ended December 31, 2000 and 1999, we recognized bank facility expense of $6.1 million, or 4.8% of revenue, and 2.0 million, or 2.5% of revenue, respectively.

  RESTRUCTURING EXPENSE

     For the year ended December 31, 2000, we recorded restructuring charges of $6.8 million, including $1.2 million for headcount reductions, $5.5 million for consolidation of facilities and related fixed assets, and $0.1 million for of other restructuring related charges. These restructuring charges were taken to align our cost structure with the changing market conditions and decreased demand for our services to create a more flexible and efficient organization. The plan, announced on December 14, 2000, eliminated approximately 270 positions, which was comprised of 70% professional service staff and 30% core service staff. Many of the positions that were eliminated related to the closing of our Atlanta and Boston offices as well as streamlining our other 8 locations.

     The total cash outlay for the restructuring and other related activities is expected to be approximately $5.2 million. The remaining $1.6 million of restructuring and other related activities consists of non-cash charges primarily for asset write-offs. As of December 31, 2000, $1.5 million in cash was used for restructuring and other related activities and all $1.6 million of non-cash charges were taken. The remaining cash outlay of $3.7 million is expected to occur over the next year.

  INVESTMENT LOSS

     In fiscal year 2000, we made an investment of $500,000 in Retail Options LLC, a joint venture that includes Federated Department Stores, Sears Roebuck & Co., Groupe Carrefour and St. Paul Fire & Marine Insurance Company. The alliance was created to identify, invest in, develop and distribute brands and technologies that present opportunities in both brick-and-mortar and e-commerce retailing. For the year ended December 31, 2000, we recorded an investment loss which primarily consisted of $130,000, related to Retail Options, a write-off of $312,000 for our investment in NextPlanetOver, which was purchased by eHobbies with no residual value to the existing shareholders, a write-off of $356,000 for our investment in Stan Lee Media and a loss of $41,000 on a house for which the Company assumed responsibility upon the hiring of a key executive.

  INTEREST EXPENSE

     Interest expense represents interest expense incurred on our financing obligations. We recognized interest expense of $298,000, $592,000 and $147,000 for the year ended December 31, 2000, 1999 and 1998, respectively. The decrease for the year ended December 31, 2000 was due to the fact that the outstanding borrowings under the revolving credit facility were less throughout the year ended December 31, 2000 compared with the year ended December 31, 1999, as the IPO proceeds were used to repay loans. The increase for the year ended December 31, 1999 was due to the fact that the outstanding borrowings under the revolving credit facility were greater throughout the whole year ended December 31, 1999 compared with the year ended December 31, 1998.

  INTEREST INCOME

     Interest income represents interest income generated from our cash and cash equivalents and short-term investments. We recognized interest income of $4.4 million, $314,000 and $220,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase for the year ended December 31, 2000 was due to additional funds generated from our initial public offering and the restructuring of our cash accounts resulting in higher yield. For the year ended December 31, 2000 we invested our cash balances in treasury securities, money market funds and high grade, short-term commercial paper.

  INCOME TAX EXPENSE

     The income tax expense increased to $607,000 for the year ended December 31, 2000 from $181,000 for the year ended December 31, 1999. This increase is due to higher state and foreign taxes payable. Income tax expense in the year ended December 31, 1998 reflects the establishment of a valuation allowance against our net deferred tax asset recorded in the year ended December 31, 1997 due to projections that we would incur a net operating loss for 1998 and the foreseeable future. As of December 31, 2000 and 1999, we had net operating loss carry-forwards of approximately $35.7 million and $8.0 million for federal and state income tax purposes to offset future taxable income. Our federal net operating loss carry-forwards expire beginning in the year 2012 and our state net operating loss carry-forwards expire in the years 2002 through 2004. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     On February 18, 2000, we completed an initial public offering of 6,325,000 shares of our common stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share and realized net proceeds of approximately $115.8 million. The primary purposes of this offering were to obtain additional equity capital to assist with our present growth strategies, create a public securities market for our common stock, and facilitate future access to public markets. We have used, and expect to continue to use, the proceeds for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. Pending such uses, we have invested the net proceeds of this offering in treasury securities, money market funds, and high quality, short-term commercial paper. Prior to our initial public offering, we primarily financed our operations through the issuance of convertible preferred stock, borrowings under equipment lines of credit and borrowings under a revolving credit facility. As of December 31, 2000, we had $70.1 million in cash and cash equivalents, including $11.7 million which is restricted as to use. Our principal commitments consisted of obligations outstanding under capital leases and software financing agreements.

     Net cash used in operating activities was $9.5 million, $5.7 million and $159,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash flows used in operating activities in each year reflect increasing net losses and increases in accounts receivable, offset by increases in depreciation and amortization of fixed assets, amortization of stock-based compensation and other non cash activities.

     Net cash used in investing activities was $35.9 million, $8.9 million and $4.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash flows used in investing activities in each year primarily reflect purchases of property and equipment and short-term investments, partly offset by the proceeds from sales of short-term investments.

     Net cash provided by financing activities was $107.6 million, $21.3 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by financing activities for the year ended December 31, 2000 was primarily due to our public offering and, to a lesser extent, the exercises of common stock options, partially offset by the repayment of our borrowings under the revolving credit facility as described below. Net cash provided by financing activities for the year ended December 31, 1999 was due to the issuance of Series B convertible preferred stock and borrowings under the revolving credit facility as described below. Net cash provided by financing activities for the year ended December 31, 1998 primarily reflects borrowings from a credit agreement for the purchase of equipment.

     Capital expenditures, excluding capital leases, were $35.4 million, $9.1 million, and $5.6 million for the years ended December 31, 2000, 1999 and 1998. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer equipment, computer software, other internal software implementations and leasehold improvements. Since inception, we have generally funded capital expenditures through the use of capital leases, equipment lines of credit, software financing agreements. However, since our initial public offering we have funded expenditures with the related proceeds. We expect that our capital expenditures will decline in the future as we take advantage of capital expenditures made in prior years and moderate hiring.

     In February 1999, we issued 1,488,000 shares of Series B convertible preferred stock to Omnicom Group for net cash proceeds of $7.7 million plus the settlement of a $3.0 million short-term bridge loan that was obtained in January 1999.

     On August 27, 1999, we entered into a revolving credit facility with Omnicom Group that allowed us to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of our initial public offering. The revolving credit facility was primarily used for working capital purposes. This credit facility contains some restrictions and any borrowings under the credit facility require us to comply with financial covenants and are secured by some of our investments. These financial covenants include minimum revenue targets and limitations on capital equipment purchases. Upon the completion of our initial public offering in February 2000, the borrowing limit available under the revolving credit facility was reduced to $15.0 million at the lender's commercial paper rate plus 1.25% through September 30, 2002 and the amount outstanding including interest was repaid in full. As of December 31, 2000 there were no borrowings outstanding under this credit facility.

     We have several capital leases with various vendors for equipment used in our operations with lease terms ranging from four to six years. In the aggregate, the leases carry an implicit interest rate of 8.25% and the monthly payments range from $1,000 to $5,000 under the terms of these leases. As of December 31, 2000, the remaining aggregate obligation under these capital leases was approximately $103,000.

     We believe that our current level of cash and cash equivalents and restricted cash will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least twelve months from December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. There was no significant impact from the adoption of this pronouncement.

     In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance on disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB 25 (the "Interpretation"). This Interpretation clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a stock plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation have been applied prospectively. The adoption of the provisions of this Interpretation did not have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest our cash in money market funds and high quality, short-term commercial paper, which are subject to minimal credit and market risk. We believe the market risks associated with these financial instruments are immaterial.

  FOREIGN CURRENCY RISK

     We face foreign currency risks primarily as a result of the revenues we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency.

     We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Euro, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the year ended December 31, 2000 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, and the related notes thereto, of Organic, Inc. and the Report of Independent Accountants are filed as a part of this Annual Report on Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................    37
Consolidated Balance Sheets at December 31, 2000 and 1999...    38
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    39
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    40
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    41
Notes to Consolidated Financial Statements..................    42
Report of Independent Accountants on Financial Statement
  Schedule..................................................    59
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts for the years ended December 31, 2000, 1999 and
  1998......................................................    60

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Organic, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Organic, Inc. and its subsidiaries, at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of Organic, Inc.'s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

San Francisco, California
March 6, 2001

                         ORGANIC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  58,454    $  8,385
  Restricted Cash...........................................     11,653          --
  Accounts receivable, net of allowance of $2,584 and $1,078
    at December 31, 2000 and 1999, respectively.............     18,649      18,769
  Costs in excess of billings...............................      1,413       5,248
  Deposits, prepaid expenses and other assets...............      3,377       1,592
                                                              ---------    --------
        Total current assets................................     93,546      33,994
  Property and equipment, net...............................     33,769      10,759
  Long-term investments.....................................      1,767       1,990
  Deferred bank facility charge, net of accumulated
    amortization of $8,067 and $2,017 at December 31, 2000
    and 1999, respectively..................................     10,084      16,134
  Other assets..............................................        342       1,387
                                                              ---------    --------
        Total assets........................................  $ 139,508    $ 64,264
                                                              =========    ========
         LIABILITIES AND OTHER STOCKHOLDERS' EQUITY
Current liabilities:
  Deferred revenue..........................................  $  12,393    $ 12,152
  Accrued employee costs....................................     10,225       4,206
  Accrued expenses..........................................      6,463       5,245
  Restructuring charge......................................      3,757          --
  Accounts payable..........................................      3,413       3,232
  Deferred rent.............................................      1,759         345
  Current portion of long-term debt.........................        329      13,450
  Current portion of obligations under capital leases.......         36          44
                                                              ---------    --------
        Total current liabilities...........................     38,375      38,674
  Long-term debt, net of current portion....................         22         381
  Obligations under capital leases, net of current
    portion.................................................         67          97
                                                              ---------    --------
        Total liabilities...................................     38,464      39,152
                                                              ---------    --------
Commitments and contingencies (Note 10)

Minority interest in consolidated subsidiary................        215         334
                                                              ---------    --------

Stockholders' equity:
  Series A convertible preferred stock, $.0001 par value,
    21,675,000 shares authorized, issued and outstanding at
    December 31, 1999.......................................         --           2
  Series B convertible preferred stock, $.0001 par value,
    1,488,000 shares authorized, issued and outstanding at
    December 31, 1999.......................................         --          --
  Common stock, $.0001 par value, 200,000,000 shares
    authorized, 88,543,540 and 2,844,642 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................          9          --
  Additional paid-in capital................................    268,868     151,743
  Notes receivable from stockholders........................     (4,682)         --
  Deferred stock-based compensation.........................    (33,090)    (83,370)
  Accumulated deficit.......................................   (129,900)    (43,607)
  Accumulated other comprehensive income....................       (376)         10
                                                              ---------    --------
        Total stockholders' equity..........................    100,829      24,778
                                                              ---------    --------
        Total liabilities, and other stockholders' equity...  $ 139,508    $ 64,264
                                                              =========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000           1999         1998
                                                              -----------    ----------    --------
Revenues....................................................  $   128,614    $   77,800    $ 27,734
Operating expenses:
  Professional services
    Professional services other.............................       72,682        46,254      16,801
    Professional services stock-based compensation..........       13,122         8,415         183
                                                              -----------    ----------    --------
        Total professional services.........................       85,804        54,669      16,984
  Selling, general and administrative
    Selling, general and administrative other...............       90,167        40,513      12,068
    Selling, general and administrative stock-based
      compensation and other stock-based charges............       34,885        20,966         511
                                                              -----------    ----------    --------
        Total selling, general and administrative...........      125,052        61,479      12,579
  Restructure expense.......................................        6,803            --          --
                                                              -----------    ----------    --------
        Total operating expenses............................      217,659       116,148      29,563
                                                              -----------    ----------    --------
Operating loss..............................................      (89,045)      (38,348)     (1,829)
Minority interest in operations of consolidated
  subsidiary................................................          118           (68)         --
Investment loss.............................................         (839)           --          --
Interest expense............................................         (298)         (592)       (147)
Interest income.............................................        4,378           314         220
                                                              -----------    ----------    --------
        Net loss before taxes...............................      (85,686)      (38,694)     (1,756)
Income tax expense..........................................          607           181       1,010
                                                              -----------    ----------    --------
        Net loss............................................  $   (86,293)   $  (38,875)   $ (2,766)
                                                              ===========    ==========    ========
Basic and diluted net loss per share........................  $     (1.14)   $   (28.03)   $ (10.81)
                                                              ===========    ==========    ========
Weighted average common shares outstanding -- basic and
  diluted...................................................   75,505,381     1,386,745     255,888
                                                              ===========    ==========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(86,293)   $(38,875)   $(2,766)
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization...........................     9,321       3,975      1,248
    Stock-based compensation and other stock-based
     charges................................................    48,007      29,381        694
    Provision for doubtful accounts.........................     4,841       1,120        280
    Non cash portion of restructuring charge................     3,757          --         --
    Loss on disposal of fixed assets........................     3,125       1,247         12
    Minority interest in operations of consolidated
     subsidiary.............................................      (119)        334         --
    Provision (benefit) for deferred income taxes...........        --          --      1,000
    Revenue recognized in exchange for investments..........        --      (1,187)      (577)
    Loss on investments.....................................       839          --         --
    Interest capitalized....................................      (343)         --         --
    Changes in assets and liabilities:
      Increase in accounts receivable.......................    (4,821)    (13,170)    (4,622)
      Increase in costs in excess of billings...............     3,835      (4,674)      (571)
      Increase in deposits and prepaid expenses.............      (274)     (1,044)      (127)
      Increase in other assets..............................      (461)       (984)      (480)
      Increase in accounts payable and accrued expenses.....     7,419       7,923      3,878
      Increase in deferred revenue..........................       241      10,067      1,734
      Increase in deferred rent.............................     1,414         207        138
                                                              --------    --------    -------
        Net cash used in operating activities...............    (9,512)     (5,680)      (159)
                                                              --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (35,362)     (9,137)    (5,579)
  (Purchase), sale and maturity of long-term investments,
    net.....................................................      (500)       (200)        75
  Purchase of short-term investments........................      (194)     (2,005)    (1,865)
  Proceeds from the sale and maturity of short-term
    investments.............................................       153       2,405      3,336
                                                              --------    --------    -------
        Net cash used in investing activities...............   (35,903)     (8,937)    (4,033)
                                                              --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Series B convertible preferred
    stock, net..............................................        --       7,718         --
  Proceeds from issuance of common stock, net...............   115,811          --         --
  Proceeds from issuance of common stock from ESPP, net.....     1,932          --         --
  Proceeds from exercise of common stock options and
    warrants................................................     3,494         233         37
  Proceeds from long-term debt..............................     3,505      26,230      1,938
  Proceeds from repayment of employee loan..................        47          --
  Payments for repurchase of common stock options...........      (169)        (13)        --
  Payments on capital leases................................       (38)        (39)       (25)
  Payments on long-term debt................................   (16,983)    (12,804)      (355)
                                                              --------    --------    -------
        Net cash provided by financing activities...........   107,599      21,325      1,595
        Effect of exchange rate changes on cash and cash
        equivalents.........................................      (462)         10         --
                                                              --------    --------    -------
        Net increase (decrease) in cash and cash
        equivalents.........................................    61,722       6,718     (2,597)
Cash and cash equivalents at beginning of period............     8,385       1,667      4,264
                                                              --------    --------    -------
Cash and cash equivalents at end of period..................  $ 70,107    $  8,385    $ 1,667
                                                              ========    ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for interest....................................  $    275    $    571    $   138
                                                              ========    ========    =======
  Cash paid for income taxes................................  $    383    $    110    $    90
                                                              ========    ========    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gains on available for sale securities.........  $     76    $     --    $    --
                                                              ========    ========    =======
  Conversion of debt into preferred stock...................  $     --    $  3,000    $    --
                                                              ========    ========    =======
  Reduction in amortization of deferred compensation for
    options cancelled.......................................  $ 25,823    $     --    $    --
                                                              ========    ========    =======
  Deferred stock-based compensation.........................  $ 34,752    $113,937    $ 2,348
                                                              ========    ========    =======
  Issuance of common stock warrants.........................  $     --    $ 18,151    $    --
                                                              ========    ========    =======
  Property and equipment acquired under financing
    obligation..............................................  $      8    $    153    $   906
                                                              ========    ========    =======
  Exercise of stock options with stockholder note
    receivable..............................................     4,528          --         --
                                                              ========    ========    =======
  Conversion of Series A and B convertible preferred stock
    into common stock in conjunction with the initial public
    offering................................................     6,949          --         --
                                                              ========    ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     PREFERRED STOCK         COMMON STOCK       ADDITIONAL   NOTES RECEIVABLE
                                   --------------------   -------------------    PAID-IN       STOCK-BASED        DEFERRED
                                     SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL       COMPENSATION     COMPENSATION
                                   -----------   ------   ----------   ------   ----------   ----------------   ------------
BALANCE AT DECEMBER 31, 1997.....   21,675,000    $ 2          7,002    $--      $ 11,250        $    --         $     (61)
Common stock options exercised...           --     --        895,815     --            37             --                --
Deferred stock-based
 compensation....................           --     --             --     --         2,348             --            (2,348)
Amortization of deferred
 stock-based compensation........           --     --             --     --            --             --               694
Reduction in deferred stock-based
 compensation related to stock
 options cancelled...............           --     --             --     --           (51)            --                51
Net loss.........................           --     --             --     --            --             --                --
                                   -----------    ---     ----------    ---      --------        -------         ---------
BALANCE AT DECEMBER 31, 1998.....   21,675,000      2        902,817     --        13,584             --            (1,664)
Issuance of Series B convertible
 preferred stock, net of issuance
 costs of $6.....................    1,488,000     --             --     --        10,718             --                --
Common stock options exercised...           --     --      1,964,325     --           233             --                --
Common stock options
 repurchased.....................           --     --        (22,500)    --           (13)            --                --
Deferred stock-based
 compensation....................           --     --             --     --       113,937             --          (113,937)
Amortization of deferred
 stock-based compensation........           --     --             --     --            --             --            27,364
Reduction in deferred stock-based
 compensation related to stock
 options cancelled...............           --     --             --     --        (4,867)            --             4,867
Issuance of common stock
 warrants........................           --     --             --     --        18,151             --                --
 Net loss........................           --     --             --     --            --             --                --
 Foreign currency translation
   adjustment....................           --     --             --     --            --             --                --
Comprehensive loss...............
                                   -----------    ---     ----------    ---      --------        -------         ---------
BALANCE AT DECEMBER 31, 1999.....   23,163,000    $ 2      2,844,642    $--      $151,743        $    --         $ (83,370)
                                   ===========    ===     ==========    ===      ========        =======         =========
Conversion of preferred stock
 into common stock...............  (23,163,000)    (2)    69,489,000      7            (5)            --                --
Common stock options exercised...           --     --      7,457,692      1         8,014         (4,528)               --
Common stock warrant exercised...           --             2,249,076     --             7             --                --
Common stock repurchased.........           --     --       (337,744)    --          (311)           142                --
Initial public offering of common
 stock, net of issuance..........
 costs of $1,834.................           --     --      6,325,000      1       115,811             --                --
Issuance of common stock from
 ESPP............................           --     --        515,874      1         1,931             --                --
Deferred stock-based
 compensation....................           --     --             --     --        34,752             --           (34,752)
Amortization of deferred
 stock-based compensation........           --     --             --     --                           --            41,958
Reduction in deferred stock-based
 compensation related to stock
 options cancelled...............           --     --             --     --       (43,074)            --            43,074
Repayment on notes receivable
 from stockholders...............           --     --             --     --            --             47                --
Interest on notes receivable from
 stockholders....................           --     --             --     --            --           (343)               --
Net loss.........................           --     --             --     --            --             --                --
 Unrealized gains on available
   for sale securities...........           --     --             --     --            --             --                --
 Foreign currency translation
   adjustment....................           --     --             --     --            --             --                --
Comprehensive loss...............
                                   -----------    ---     ----------    ---      --------        -------         ---------
BALANCE AT DECEMBER 31, 2000.....           --    $--     88,543,540    $ 9      $268,868        $(4,682)        $ (33,090)
                                   ===========    ===     ==========    ===      ========        =======         =========

                                                     OTHER           TOTAL
                                   ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                     DEFICIT        INCOME          EQUITY
                                   -----------   -------------   -------------
BALANCE AT DECEMBER 31, 1997.....   $  (1,966)       $  --         $  9,225
Common stock options exercised...          --           --               37
Deferred stock-based
 compensation....................          --           --               --
Amortization of deferred
 stock-based compensation........          --           --              694
Reduction in deferred stock-based
 compensation related to stock
 options cancelled...............          --           --               --
Net loss.........................      (2,766)          --           (2,766)
                                    ---------        -----         --------
BALANCE AT DECEMBER 31, 1998.....      (4,732)          --            7,190
Issuance of Series B convertible
 preferred stock, net of issuance
 costs of $6.....................          --           --           10,718
Common stock options exercised...          --           --              233
Common stock options
 repurchased.....................          --           --              (13)
Deferred stock-based
 compensation....................          --           --               --
Amortization of deferred
 stock-based compensation........          --           --           27,364
Reduction in deferred stock-based
 compensation related to stock
 options cancelled...............          --           --               --
Issuance of common stock
 warrants........................          --           --           18,151
 Net loss........................     (38,875)          --          (38,875)
 Foreign currency translation
   adjustment....................          --           10               10
                                                                   --------
Comprehensive loss...............                                   (38,865)
                                    ---------        -----         --------
BALANCE AT DECEMBER 31, 1999.....   $ (43,607)       $  10         $ 24,778
                                    =========        =====         ========
Conversion of preferred stock
 into common stock...............          --           --               (0)
Common stock options exercised...          --           --            3,487
Common stock warrant exercised...          --           --                7
Common stock repurchased.........          --           --             (169)
Initial public offering of common
 stock, net of issuance..........                                        --
 costs of $1,834.................          --           --          115,812
Issuance of common stock from
 ESPP............................          --           --            1,932
Deferred stock-based
 compensation....................          --           --               --
Amortization of deferred
 stock-based compensation........          --           --           41,958
Reduction in deferred stock-based
 compensation related to stock
 options cancelled...............          --           --               --
Repayment on notes receivable
 from stockholders...............          --           --               47
Interest on notes receivable from
 stockholders....................          --           --             (343)
Net loss.........................     (86,293)          --          (86,293)
 Unrealized gains on available
   for sale securities...........          --           76               76
 Foreign currency translation
   adjustment....................          --         (462)            (462)
Comprehensive loss...............                                   (86,679)
                                    ---------        -----         --------
BALANCE AT DECEMBER 31, 2000.....   $(129,900)       $(376)        $100,829
                                    =========        =====         ========

The accompanying notes are an integral part of these consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY

     Organic Inc. ("Organic" or "the Company") is an international Internet professional services firm focused on the digital demand chain. The Company provides services to its clients including management consulting; creative design and engineering implementation services; marketing solutions; and customer service and fulfillment consulting and transaction management services.

     The accompanying financial statements present the results of operations of the Company. On January 29, 1997, Organic Online Inc. was renamed Organic Holdings, Inc. and the Company was formed as a subsidiary under the name Organic Online, Inc. The Company exchanged 18,323,712 shares of Series A convertible preferred stock and nine shares of common stock for substantially all of the assets and liabilities of Organic Holdings, Inc. Certain non-operating assets and liabilities (approximately $0.3 million, net) were retained by Organic Holdings, Inc. and have been excluded from the accompanying financial statements. Because this reorganization did not result in a change in control of the Company, there was no change in the basis of accounting at the time of the reorganization. The Company changed its name from Organic Online, Inc. to Organic, Inc. on January 28, 1999.

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

  CONSOLIDATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying financial statements include the accounts of the Company's wholly owned subsidiaries, Organic Media, Inc., Organic Online, Ltd., and Organic.com Private Ltd, and its share of a 70% owned subsidiary, Organic Brasil Comunicacao Interativa Limitada. All intercompany transactions have been eliminated in consolidation.

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

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist primarily of cash and investments in a money market fund. The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  SHORT-TERM INVESTMENTS

     The Company classifies its investments in certain debt and equity securities as available for sale securities. Accordingly, these investments are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. The Company recognizes gains and losses when securities are sold or deemed permanently impaired using the specific identification method.

  CONCENTRATION OF CREDIT RISK

     The Company extends credit to customers based on an evaluation of their financial condition and collateral is not required. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. At December 31, 2000 and 1999, two customers and one customer accounted for 26% and 11% of total accounts receivable, respectively. For the years ended December 31, 2000 and 1999, two customers accounted for 40% and 27% of the Company's revenues, respectively. For the year ended December 31, 1998, one customer accounted for 12% of the company's revenues.

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

     Costs for software developed or modified for the Company's internal business use include external direct costs of material and services, payroll and payroll related costs for employees directly associated with the project, and direct installation cost for the software application. These costs are capitalized only once management commits funding for a project that has a probable future economic benefit to the company for at least one year after completion.

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

  DEFERRED OFFERING COSTS

     At December 31, 1999, specific incremental costs directly attributable to the planned IPO process were deferred. These deferred costs, totaling approximately $939,000, are included in other assets on the consolidated balance sheet for the year ended December 31, 1999. These costs were charged against additional paid-in capital in connection with the consummation of the IPO in February 2000.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

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

  REVENUE RECOGNITION

     A significant amount of the Company's revenues are derived from providing professional services on a fixed-fee, retainer or time and materials basis. The Company generally enter into a service agreement with a client that establishes the legal and general business terms of the relationship. A typical client relationship consists of a series of engagements. The Company's engagements vary depending on the type of services provided and range in duration from a few months to more than a year. Generally, the Company's client relationships span several years. Revenues from fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting in accordance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," based on the percentage of costs incurred to date to total estimated project costs. The Company periodically evaluates the actual status of each project to ensure that the estimated cost to complete each contract remains accurate and accrue for estimated losses, if necessary, in the period in which such losses are determined. To date, such losses have not been significant. Revenues pursuant to retainer contracts are generally recognized over the life of the contract on a straight-line basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues exclude reimbursable expenses charged to clients. Provision for sales credits are offset against revenue recognized when the need for such sales credits are determined.

  ADVERTISING EXPENSES

     The Company expenses the cost of advertising and promoting its services as incurred. These costs are included in selling, general and administrative on the statement of operations. Advertising expense was approximately $1.0 million, $568,000 and $52,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of requires recognition of impairment of long-lived assets upon the occurrence of certain events and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

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

  COMPREHENSIVE INCOME

     The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources.

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

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     The Company amortizes deferred stock-based compensation recorded in connection with certain stock option grants over the vesting periods of the related options, generally four years, consistent with the method described in Financial Accounting Standards Board Interpretation ("FIN") No. 28.

  SEGMENT REPORTING

     Although the Company offers various services such as ibusiness, marketing solutions, and customer service and fulfillment consulting and transaction management services to its customers, management does not manage its operations by these service lines, but instead views the Company as one operating segment when making business decisions. The Company does manage its operations on a geographical basis and, to date has provided services primarily in the United States. Through December 31, 2000, foreign operations have not

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

been significant in either revenue or investment in long-lived assets. Revenues from major customers are disclosed above in "Concentration of Credit Risk".

  RESTRUCTURING

     For the year ended December 31, 2000, the Company recorded restructuring charges of $6.8 million, including $1.2 million for headcount reductions, $5.5 million for consolidation of facilities and related fixed assets, and $0.1 million for other restructuring related charges. The plan, announced on December 14, 2000, eliminated approximately 270 positions, which was made up of 70% professional service staff and 30% core service staff. Many of the positions that were eliminated related to the office closures of the Company's Atlanta and Boston facilities as well as streamlining its other 8 locations.

     The planned closure of the Atlanta and Boston facilities and disposal of other related assets required an evaluation of asset impairment in accordance with SFAS No. 121 "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" to write down these assets to their fair value.

     The total cash outlay for the restructuring and other related activities is expected to be approximately $5.2 million. The remaining $1.6 million of restructuring and other related activities consists of non-cash charges primarily for asset write-offs. As of December 31, 2000, $1.5 million in cash was used for restructuring and other related activities and all $1.6 million of non-cash charges were taken. The remaining cash outlay of $3.7 million is expected to occur over the next year.

     Restructuring and other related activities as of December 31, 2000 were as follow (in millions):

                                                 SEVERANCE
                                                AND BENEFITS    FACILITIES    OTHER    TOTAL
                                                ------------    ----------    -----    -----
Provision for fiscal 2000.....................     $ 1.2          $ 5.5       $ 0.1    $ 6.8
Amount utilized...............................      (0.9)          (2.1)       (0.1)    (3.1)
                                                   -----          -----       -----    -----
Balance at December 31, 2000..................       0.3            3.4         0.0      3.7
                                                   =====          =====       =====    =====

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. There was no significant impact from the adoption of this pronouncement.

     In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance on disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB 25 (the "Interpretation"). This Interpretation clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

stock plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation have been applied prospectively. The adoption of the provisions of this Interpretation did not have a material impact on the financial statements.

  RECLASSIFICATIONS

     Certain reclassifications have been made to previously reported amounts in order to conform to current period classification.

NOTE 2 -- BALANCE SHEET COMPONENTS

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and amortization. At December 31, 2000 and 1999, the amounts were as follows:

                                                                   DECEMBER 31,
                                                                -------------------
                       (IN THOUSANDS)                             2000       1999
------------------------------------------------------------    --------    -------
Computer hardware...........................................    $ 18,020    $ 9,137
Computer software...........................................       8,144      2,718
Construction in progress....................................       2,226         --
Equipment...................................................       2,364        959
Furniture...................................................         310        263
Leasehold improvements......................................      13,996      2,866
                                                                --------    -------
                                                                $ 45,060    $15,943
Less: accumulated depreciation and amortization.............     (11,291)    (5,184)
                                                                --------    -------
                                                                $ 33,769    $10,759
                                                                ========    =======

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $9.2 million, $3.9 million, and $1.2 million, respectively.

     Included in the above is equipment acquired under capital leases of approximately $182,000 and $204,000 at December 31, 2000 and 1999, respectively. Accumulated amortization on equipment acquired under capital leases was approximately $102,000 and $78,000 at December 31, 2000 and 1999, respectively.

  ACCRUED EMPLOYEE COSTS

     Accrued employee costs as of December 31, 2000 and 1999 are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                       (IN THOUSANDS)                          2000       1999
------------------------------------------------------------  -------    ------
Accrued bonuses.............................................  $ 6,882    $3,244
Other accrued employee costs................................    3,343       962
                                                              -------    ------
                                                              $10,225    $4,206
                                                              =======    ======

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 3 -- INVESTMENTS

     The Company's investments are primarily composed of common stock received from its customers in exchange for services rendered. Initially, the Company records the common stock on the consolidated balance sheet based on the estimated fair value of the services provided to the customers or, if publicly-traded, the market value of the stock as of the measurement date. The Company classified these investments as available-for-sale. In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. For the year ended December 31, 2000, the Company recorded unrealized gains of $76,000 for HomeGrocer, which was acquired by Webvan Group in September 2000, based on the fair market values of their publicly traded common stock.

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. In the second quarter of 2000, the Company made an investment of $500,000 in Retail Options LLC, a joint venture that includes Federated Department Stores, Sears Roebuck & Co., Groupe Carrefour and St. Paul Fire & Marine Insurance Company. The alliance was created to identify, invest in, develop and distribute brands and technologies that present opportunities in both brick-and-mortar and e-commerce retailing. For year ended December 31, 2000, the Company recorded an investment loss of $839,000, consisting of $130,000, for Retail Options, $312,000 for its investment in NextPlanetOver, which was purchased by eHobbies with no residual value to the existing shareholders, $356,000 for our investment in Stan Lee Media and a loss of $41,000 on a house for which the Company assumed responsibility upon the hiring of a key executive. These amounts have been recorded as an investment loss on the condensed consolidated statements of operations.

NOTE 4 -- DEBT

     The Company had the following debt outstanding at December 31, 2000 and 1999:

                                                                DECEMBER 31,
                                                              -----------------
                       (IN THOUSANDS)                         2000       1999
------------------------------------------------------------  -----    --------
Revolving credit facility...................................  $  --    $ 13,200
Amounts borrowed under software financing agreements........    351         601
Client deposits.............................................     --          30
                                                              -----    --------
                                                                351      13,831
Less: current portion.......................................   (329)    (13,450)
                                                              -----    --------
Total long-term debt........................................  $  22    $    381
                                                              =====    ========

     The revolving credit facility was established in August 1999 with Omnicom Group and allowed the Company to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of the Company's IPO. Thereafter, the Company may borrow up to $15.0 million at the lender's commercial paper rate plus 1.25% through September 30, 2002. Interest is payable quarterly.

     Borrowings under the revolving credit facility are secured by certain long-term investments of the Company and are subject to certain financial covenants, including minimum revenue targets and limitations on capital equipment purchases. At December 31, 2000 and 1999, the Company was in compliance with these covenants. Shortly after the completion of the IPO in February 2000, the amounts borrowed including interest were fully repaid.

     In connection with this agreement, the Company issued a warrant to purchase 2,249,076 shares of its common stock at $0.0033 per share (Note 5) which was exercised on the closing of the company's IPO.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 4 -- DEBT (CONTINUED)

     The amounts borrowed under the two software financing agreements bear interest rates of 6.89% and require principal payments of approximately $329,000 and $22,000 during the years ended December 31, 2001 and 2002, respectively.

NOTE 5 -- COMMON AND CONVERTIBLE PREFERRED STOCK

  COMMON AND CONVERTIBLE PREFERRED STOCK

     At December 31, 2000, the Company had authorized 25,000,000 shares of preferred stock. At December 31, 2000, the Company had no outstanding shares of Series A or Series B convertible preferred stock because all such shares outstanding converted automatically to common stock upon the Company's IPO. Upon the closing of the IPO, 3,000,000 shares of the Company's preferred stock were designated as Series C convertible preferred stock.

     At December 31, 2000, the Company had authorized 200,000,000 shares of common stock.

  VOTING RIGHTS

     Convertible preferred stockholders receive one vote for each share of common stock into which the preferred shares are convertible.

  WARRANTS

     In connection with the revolving credit facility (Note 3), the Company issued a warrant that entitled Omnicom Group to purchase 2,249,076 shares of the Company's common stock at an exercise price of $0.0033 per share. The fair value of the warrant was estimated at $8.07 per share using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 6.77%, life of six months, expected dividend rate of 0%, and volatility of 110%. The Company recorded approximately $18,151,000 as a deferred bank facility charge that is being amortized on a straight-line basis over the longer of three years, the life of the revolving credit facility, or until the credit facility is terminated. For the years ended December 31, 2000 and 1999, the Company recognized bank facility expense of $6.1 million and 2.0 million, respectively, these charges are included in stock-based compensation.

     Upon the closing of the Company's IPO, the Company received approximately $7,000 in cash from Omnicom Group for its exercise of the warrant to purchase 2,249,076 shares of common stock.

NOTE 6 -- COMPREHENSIVE LOSS

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The components of comprehensive loss were as follows:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                       (IN THOUSANDS)                             2000        1999
------------------------------------------------------------    --------    --------
Net loss....................................................    $(86,293)   $(38,875)
Unrealized gains (losses) on available for sale
  securities................................................          76          --
Foreign currency translation adjustment.....................        (462)         10
                                                                --------    --------
Comprehensive loss..........................................    $(86,679)   $(38,865)
                                                                ========    ========

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 6 -- COMPREHENSIVE LOSS (CONTINUED)

     The tax effects of comprehensive loss were not considered material. The following is a summary of the components of accumulated other comprehensive income:

                                                                DECEMBER 31,    DECEMBER 31,
                       (IN THOUSANDS)                               2000            1999
------------------------------------------------------------    ------------    ------------
Unrealized gains on available for sale securities...........          76             --
Foreign currency translation adjustment.....................        (452)            10
                                                                    ----             --
Balance.....................................................        (376)            10
                                                                    ====             ==

NOTE 7 -- STOCK OPTIONS

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

     The stock options vest at a rate of 25% of the options granted after one year from date of grant, with the remaining options vesting on a pro rata monthly basis over the next 36 months. The 1997 Plan also allows for the exercise of unvested options. Shares of common stock issued to employees upon exercise of unvested options are subject to repurchase by the Company at the original exercise price. As of December 31, 2000, 2,602,214 shares of common stock issued upon the exercise of unvested options were subject to repurchase under the 1997 Plan. The Company's ability to repurchase these shares expires at a rate consistent with the vesting schedule of each option or lapses entirely after 90 days from an employee's termination date. Options generally expire ten years from the date of grant; however, in the case of a stock option granted to a person owning more than 10% of the combined voting power of all classes of the Company's stock, the term of the option will be five years from the date of the grant. All cancelled or expired options become available for future grants.

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

  1999 LONG-TERM STOCK INCENTIVE PLAN

     In November 1999, the Company's Board of Directors approved the 1999 Long-Term Stock Incentive Plan ("the 1999 Plan") under which 10,500,000 shares of common stock have been reserved for issuance. The number of shares reserved under the 1999 Plan automatically increase annually by the lesser of 3,000,000 shares or 4% of the total amount of common shares outstanding as of the last day of the immediately preceding year. Under the 1999 Plan, the Board of Directors is authorized to issue to eligible employees stock options, stock appreciation rights ("SAR"), restricted shares and stock units. Options generally expire ten years from the date of grant; however, in the case of a stock option granted to a person owning more than 10% of the combined voting power of all classes of the Company's stock, the term of the option will be five years from the date of grant. In accordance with the 1999 Plan, the stated exercise price for ISOs may not be less than 100% of the fair value of common stock at the option grant date. The exercise price for NSOs and SARs

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 7 -- STOCK OPTIONS (CONTINUED)

may not be less than 85% of the fair value of common stock at the option grant date. The exercise price of any stock option or SAR granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.

     The following table summarizes the transactions under the 1997 and 1999 Plans.

                                                             SHARES                                        AGGREGATE
                                                            AVAILABLE     NUMBER OF    WEIGHTED-AVERAGE     EXERCISE
                                                            FOR GRANT       SHARES      EXERCISE PRICE       PRICE
                                                          -------------   ----------   ----------------   ------------
Balance at December 31, 1997............................    14,488,002     8,230,005        $0.09         $    741,000
Additional shares reserved
  Granted...............................................    (7,543,575)    7,543,575         0.14            1,089,000
  Exercised.............................................                    (895,815)        0.04              (37,000)
  Canceled..............................................     4,227,807    (4,227,807)        0.10             (427,000)
                                                           -----------    ----------
Balance at December 31, 1998............................    11,172,234    10,649,958         0.13            1,366,000
Additional shares reserved..............................        22,500
  Granted...............................................   (15,309,525)   15,309,525         1.71           26,179,000
  Exercised.............................................                  (1,986,825)        0.12             (233,000)
  Repurchased...........................................                      22,500         0.58               13,000
  Canceled..............................................     5,076,834    (5,076,834)        0.37           (1,878,000)
                                                           -----------    ----------
Balance at December 31, 1999............................       962,043    18,918,324         1.35           25,447,000
Additional shares reserved..............................    10,771,541
  Granted
    Price equals market value...........................    (9,159,377)    9,159,377         7.32           67,035,000
    Price less than market value........................      (359,250)      359,250         3.57            1,283,000
  Exercised.............................................                  (7,795,436)        1.03           (8,014,000)
  Repurchased...........................................                     337,744         0.92              311,000
  Canceled..............................................     7,619,076    (7,618,996)        4.16          (31,705,000)
                                                           -----------    ----------                      ------------
Balance at December 31, 2000............................     9,834,083    13,360,263         4.04         $ 54,357,000
                                                           ===========    ==========                      ============

     The following table summarizes information about stock options outstanding under the 1997 and 1999 Plans:

                                                                       OPTIONS EXERCISABLE AT
                   OPTIONS OUTSTANDING AT DECEMBER 31, 2000              DECEMBER 31, 2000
               -------------------------------------------------   ------------------------------
  RANGE OF                   WEIGHTED-AVERAGE
  EXERCISE       NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
   PRICES      OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-------------  -----------   ----------------   ----------------   -----------   ----------------
$0.10 -  0.56   1,454,825          7.51 year         $ 0.23         1,395,950         $ 0.21
 0.67 -  0.67     507,596          8.40                0.67           477,127           0.67
 0.83 -  0.83   1,755,000          8.48                0.83         1,755,000           0.83
 1.33 -  1.67   1,428,526          8.57                1.45         1,392,299           1.45
 2.00 -  2.33     670,761          9.42                2.22           670,761           2.22
 2.67 -  2.67   2,203,259          8.89                2.67         1,828,676           2.67
 3.00 -  3.06   1,349,686          9.22                3.02           656,686           3.00
 3.06 -  3.06     200,000          9.80                3.06                --             --
 4.53 -  4.53   1,956,488          9.69                4.53                --             --
 4.78 - 30.13   1,834,125          9.35               15.77           986,153          15.85
               ----------          ----              ------         ---------         ------
               13,360,263          8.89              $ 4.04         9,162,652         $ 3.06
               ==========          ====              ======         =========         ======

     The Company recognized deferred compensation in connection with certain stock grants that is being amortized over the vesting period of those options.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 7 -- STOCK OPTIONS (CONTINUED)

     Had the Company accounted for compensation expense on stock options granted to employees according to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased to the pro forma amounts indicated in the following table.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
          (IN THOUSANDS, EXCEPT PER SHARE DATA)                2000         1999       1998
---------------------------------------------------------    ---------    --------    -------
Net loss:
  As reported............................................    $ (86,293)   $(38,875)   $(2,766)
  SFAS No. 123 adjusted..................................     (102,900)    (41,058)    (2,883)
Basic and diluted net loss per share:
  As reported............................................    $   (1.14)   $ (28.03)   $(10.81)
  SFAS No. 123 adjusted..................................        (1.36)     (29.61)    (11.27)

     The weighted-average fair value of the options granted was $8.28, $7.77 and $0.34 for the years ended December 31, 2000, 1999, and 1998, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                 2000      1999     1998
                                                                -------    -----    -----
Risk-free interest rates....................................      6.16%    5.52%    5.12%
Expected lives (years)......................................         4        4        4
Expected dividend yields....................................         0%       0%       0%
Expected volatility.........................................    158.29%       0%       0%

     Because the determination of fair value of all options granted after such time as the Company becomes a public entity will include an expected volatility factor in addition to the factors described above and because additional grants are made each year, the results above may not be representative of future periods.

NOTE 8 -- 401(k) SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

  401(k) SAVINGS PLAN

     In January 1997, the Company established a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one month of service are eligible to participate in the plan. Employees may contribute up to 20 percent of their pre-tax covered compensation through salary deductions. In 1999, the Company began contributing 25 percent of every pre-tax dollar an employee contributes up to the first 5 percent of the employee's pre-tax covered compensation. Employees are 50 percent vested in the employer's contributions after one year of service and fully vested after two years. All employer contributions are tax deductible by the Company. The Company's matching contribution expense was approximately $390,000 and $139,000 for the years ended December 31, 2000 and 1999, respectively. In addition, the Company may make a discretionary profit-sharing contribution to all eligible employees, regardless of whether an employee is participating in the 401(k) plan. However, no such contributions have been made through December 31, 2000.

  EMPLOYEE STOCK PURCHASE PLAN

     In January 2000, the Company's Board of Directors adopted the 2000 Employee Stock Purchase Plan ("ESPP") effective as of the date of the Company's IPO. 10,000,000 shares of common stock have been reserved for issuance under the ESPP. All employees whose customary employment is for more than five months in any calendar year and more than 20 hours per week are eligible to participate. The ESPP was

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 8 -- 401(k) SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

implemented with overlapping offering periods of 24 months and six months, with the initial purchase period commencing upon the effectiveness of the IPO and ending June 30, 2000. Subsequent offering periods then began on the first trading day on or after January 1 and July 1 of each year. Because ESPP purchase dates consistently overlapped with the company's quarterly employee stock trading blackouts, the Board of Directors approved a change in ESPP purchase dates. Instead of using the previous June 30 purchase period end date, the January 1, 2001 purchase period will now end on February 28, 2001. All funds contributed to ESPP during this time will be applied to the purchase of the company's stock in the usual manner. Subsequent purchase periods will resume on a six month duration. Specifically, the new ESPP new purchase dates will be March 1 through August 30 and September 1 through February 28, thereby moving away from earnings related blackouts. Eligible employees may contribute up to 15% of their cash compensation through salary deductions during each six-month purchase period. At the end of the purchase period, the amount contributed will be used to purchase the Company's common stock. The purchase price per share will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of a purchase period, except that the purchase price for the first purchase period will be equal to the lesser of 85% of the IPO price of the common stock offered and 85% of the fair market value on June 30, 2000. In no event may an employee purchase more than $25,000 worth of stock in a 12 month period or more than 1,250 shares in any six month purchase period. For the year ended December 31, 2000 the weighted average exercise price of shares of the 516,000 shares exercised from ESPP was $3.74.

NOTE 9 -- INCOME TAXES

     The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                                   DECEMBER 31,
                                                                -------------------
                       (IN THOUSANDS)                             2000       1999
------------------------------------------------------------    --------    -------
Depreciation and amortization...............................    $     81    $    73
Stock-based compensation costs..............................      11,421      4,070
Organizational costs........................................          26         10
Tax credits.................................................                    179
Accruals and reserves.......................................       5,610        957
Net operating loss carryforward.............................      14,985      3,721
                                                                --------    -------
  Gross deferred tax asset..................................      32,123      9,010
Valuation allowance.........................................     (32,123)    (9,010)
                                                                --------    -------
  Net deferred tax asset....................................    $     --    $    --
                                                                ========    =======

     The valuation allowance increased by approximately $23.1 million in 2000.

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 9 -- INCOME TAXES (CONTINUED)

     The difference between the income tax expense (benefit) at the federal statutory rate of 34% and the Company's effective tax rate is due primarily to compensation expenses relating to stock options and the valuation allowance. The significant differences between the Company's federal statutory rate and its effective rate are summarized below:

                                                              2000     1999     1998
                                                              -----    -----    -----
Federal tax rate............................................  (34.0)%  (34.0)%  (34.0)%
State income taxes..........................................   (5.0)    (5.0)
Permanent differences
  Stock based compensation..................................    8.0     18.0      5.0
  Other.....................................................    6.0               8.0
Increase in valuation.......................................   26.0     21.0    107.0
                                                              -----    -----    -----
  Effective tax rate........................................    1.0      0.0     86.0
                                                              =====    =====    =====

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $35.7 million for federal and state income tax purposes which begin to expire in 2012 and 2002, respectively. Deferred tax assets and the related valuation allowance include approximately $349,000 related to certain U.S. operating loss carryforwards resulting from the exercise of stock options, the tax benefit, of which when recognized, will be accounted for as a credit to additional paid-in capital rather than as a reduction of its income tax provision.

     The Company's ability to utilize its net operating loss carryforwards to offset future taxable income may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined in the Tax Reform Act of 1986. These restrictions may limit, on an annual basis, the Company's future use of its net operating loss carryforwards. The amount of such limitation, if any, has not been determined.

     The components of income tax expense (benefit) were as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                       (IN THOUSANDS)                           2000     1999      1998
------------------------------------------------------------    -----    -----    -------
Current
  State.....................................................    $272     $ 12     $   10
  Foreign...................................................     335      169         --
                                                                ----     ----     ------
          Total currently payable...........................     607      181         10
                                                                ----     ----     ------
Deferred
  Federal...................................................      --       --        753
  State.....................................................      --       --        247
                                                                ----     ----     ------
          Total deferred....................................      --       --      1,000
                                                                ----     ----     ------
          Total income tax expense (benefit)................    $607     $181     $1,010
                                                                ====     ====     ======

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases various office space and office equipment under non-cancelable operating and capital leases with initial or remaining terms of one year or more. Total rent expense under operating leases was approximately $8.4 million, $2.7 million and $876,000 for the years ended December 31, 2000, 1999 and

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

1998, respectively. At December 31, 2000, the future minimum lease payments under all lease arrangements were as follows:

                                                                OPERATING    CAPITAL
                       (IN THOUSANDS)                            LEASES      LEASES
------------------------------------------------------------    ---------    -------
Years ending December 31,
     2001...................................................    $ 16,324      $ 50
     2002...................................................      16,620        48
     2003...................................................      16,653        28
     2004...................................................      16,503         3
     2005...................................................      16,891        --
  Thereafter................................................     115,532        --
                                                                --------      ----
          Total minimum lease payments......................    $198,523      $129
                                                                ========
  Less: amount representing interest........................                   (26)
                                                                              ----
  Present value of net minimum payments.....................                  $103
  Less: current portion of obligations under capital
     leases.................................................                   (36)
                                                                              ----
  Obligations under capital leases..........................                  $ 67
                                                                              ====

     Several of the leases contain an escalation clause and there are no restrictions on paying dividends, incurring additional debt or negotiating additional leases under the terms of the present lease agreements.

LEGAL

     From time to time, the Company may be involved in litigation incidental to the conduct of its business.

     On February 17, 2000, a former employee filed an action against Organic Holdings, Inc., Organic, Inc., and Jonathan Nelson, then our Chief Executive Officer and Chairman of the Board, in the California Superior Court in San Francisco. (Haig v. Organic Holdings, Inc., et al.) An amended complaint was filed on March 22, 2000. On June 13, 2000, the Court granted defendants' motion to dismiss the amended complaint, dismissing some claims without leave to amend and other claims with leave to amend. A second amended complaint, filed on June 29, 2000, asserts several claims based on allegations that the former employee was prevented from exercising his stock options in Organic Holdings, and seeks not less than $20 million in special damages plus exemplary damages. On November 22, 2000, the Court dismissed all claims against Organic, Inc. The Court also dismissed some claims against Organic Holdings, Inc. and Jonathan Nelson without leave to amend and denied the motion to dismiss as to other claims against these defendants. The case is in its earliest stages and no discovery has been taken. The remaining defendants believe that these claims lack any merit and intend to contest them vigorously.

     On May 16, 2000, an individual real estate broker and former employee of a real estate brokerage company which had performed work for the Company filed suit in United States District Court in New York City seeking recovery from the Company and others for brokers' commissions he claims due. (Kades v. Organic, Inc. et al.) The complaint alleges claims for violation of the Racketeering Influenced Corrupt Organizations (RICO) Act, misrepresentation, interference with contractual relations and other cause of action and seeks compensatory and punitive damages against all defendants. On October 18, 2000, the plaintiffs filed a Second Amended Complaint. On November 21, 2000, the Company and its codefendants filed a motion to dismiss the Second Amended Complaint. The Court has not yet ruled on the motion or set a date for oral argument. The Company and its codefendants believe that these claims lack any merit and intend to contest them vigorously.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
EMPLOYEES

     We have employment agreements and commitments with certain executive officers if such officers are terminated without cause.

NOTE 11 -- NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                     DECEMBER 31,
                                                         -------------------------------------
   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)          2000           1999         1998
-----------------------------------------------------    -----------    ----------    --------
Numerator:
Net loss attributable to common stockholders.........    $   (86,293)   $  (38,875)   $ (2,766)
                                                         ===========    ==========    ========
Denominator:
Weighted average common shares outstanding...........     78,790,820     1,459,888     255,888
Less: weighted average unvested common shares subject
  to repurchase......................................     (3,285,439)      (73,143)         --
                                                         -----------    ----------    --------
Weighted average common shares used in computing
  basic and diluted net loss per share...............     75,505,381     1,386,745     255,888
                                                         ===========    ==========    ========
Basic and diluted net loss per share.................    $     (1.14)   $   (28.03)   $ (10.81)
                                                         ===========    ==========    ========

     The following table sets forth common stock equivalents that were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for those periods presented.

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            2000          1999          1998
                                                          ---------    ----------    ----------
Weighted average effect of common stock equivalents:
  Series A convertible preferred stock................    7,106,557    65,025,000    65,025,000
  Series B convertible preferred stock................      487,869     4,121,556            --
  Unvested common shares subject to repurchase........    3,285,439        73,143            --
  Common stock options................................    8,598,176     8,243,198     2,057,823
  Common stock warrants...............................      245,801       677,804            --

NOTE 12 -- RELATED PARTY TRANSACTIONS

     During 2000 and 1999, the Company entered into promissory notes of $3.0 million and $200,000, respectively, with an executive and director of the Company. The notes including interest, were repaid in full.

     On July 20, 2000, the Company entered into a promissory note agreement for $1.0 million bearing an annual interest rate of 7.6% with an Executive of the Company. The principal of the note including interest was repaid in full on August 3, 2000.

     The Company has had, and expects to have in the future, transactions in the ordinary course of business with Omnicom Group. Concurrent with the reorganization in January 1997, the Company issued 3,351,288 shares of Series A convertible preferred stock to Omnicom Group for cash proceeds of $10.0 million. In February 1999, the Company issued 1,488,000 shares of Series B convertible preferred stock to Omnicom Group for net cash proceeds of approximately $7.7 million plus the settlement of a $3.0 million short-term bridge loan that was obtained from Omnicom Group in January 1999. See Note 3 and 4 for detailed

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 12 -- RELATED PARTY TRANSACTIONS (CONTINUED)

information on the Company's revolving credit facility agreement with Omnicom Group and issuance of related warrants.

     In November 1999, the Company entered into two new leases for office space in New York and San Francisco. The lease in San Francisco was secured with a $10.0 million letter of credit issued by the Bank of America that was guaranteed by Omnicom Group and the lease in New York was guaranteed for up to $4.5 million by Omnicom Group.

     The Company is subleasing the space constituting its London office from Omnicom Europe Limited, a subsidiary of Omnicom Group. The subleased property is approximately 11,200 square feet and the annual lease payments total approximately 11,200 square feet and the annual lease payments total approximately $292,650. The sublease is terminable by the Company upon three months' notice after the first eighteen months of the sublease.

NOTE 13 -- SUBSEQUENT EVENTS

     In January 2001, the Company purchased the remaining 30% ownership of Organic Brasil Comunicacao Interativa for $600,000, $90,000 in cash and the remainder in Organic stock. Upon purchase, this entity became a wholly owned subsidiary.

     On January 1, 2001 the Company merged its two U.S. wholly owned subsidiaries, Organic Logistics, Inc. and Organic Media, Inc., with and into Organic, Inc.

     On January 11, 2001 the Company entered into a non-interest bearing promissory note agreement for $150,000 with its Chief Executive Officer. The note is due on January 2, 2002, and one-fourth of the principal will be forgiven ratably at the end of each fiscal quarter that he remains employed with the Company, starting with the quarter ending March 31, 2001. The employment agreement also commits the Company to enter into another promissory note next year on the same terms as the one it entered into in 2001 provided that he remains in the Company's employ.

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth a summary of our unaudited quarterly financial information for the periods indicated. This information was derived from our unaudited interim financial statements and, in management's opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results of operations for the periods shown. The results of operations at any interim period are not necessarily indicative of the results of operations for the full year.

                                                                              QUARTER ENDED
                                                 -----------------------------------------------------------------------
                                                 DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)      2000           2000           2000          2000           1999
-----------------------------------------------  ------------   -------------   -----------   -----------   ------------
Revenues.................................        $    24,888     $    37,351    $    37,161   $    29,214    $   26,019
Operating expenses:
  Professional services..................
    Professional services other..........             17,710          20,480         18,156        16,336        16,325
    Professional services stock-based
      compensation.......................             (4,404)          3,576          4,106         9,844         5,060
                                                 -----------     -----------    -----------   -----------    ----------
        Total professional services......             13,306          24,056         22,262        26,180        21,385
  Selling general and administrative.....
    Selling, general and administrative
      other..............................             25,313          22,712         22,232        19,910        14,495
    Selling, general and administrative
      stock-based compensation and other
      stock-based charges................              5,572           8,291          6,471        14,551        12,864
                                                 -----------     -----------    -----------   -----------    ----------
        Total selling, general and
          administrative.................             30,885          31,003         28,703        34,461        27,359
  Restructure expense....................              6,803              --             --            --            --
                                                 -----------     -----------    -----------   -----------    ----------
        Total operating expenses.........             50,994          55,059         50,965        60,641        48,744
Operating (loss) income..................            (26,106)        (17,708)       (13,804)      (31,427)      (22,725)
Minority interest in operations of consolidated
  subsidiary.............................                (10)             52             21            55           (29)
Investment loss..........................               (396)            (90)          (353)
Interest expense.........................                (19)            (14)           (14)         (250)         (345)
Interest income..........................              1,340           1,139          1,302           596            78
                                                 -----------     -----------    -----------   -----------    ----------
        Net (loss) income before taxes...            (25,191)        (16,621)       (12,848)      (31,026)      (23,021)
Income tax expense.......................                342            (147)           213           199           117
                                                 -----------     -----------    -----------   -----------    ----------
        Net (loss) income................        $   (25,533)    $   (16,474)   $   (13,061)  $   (31,225)   $  (23,138)
                                                 ===========     ===========    ===========   ===========    ==========
Net (loss) income per share -- basic and
  diluted................................        $     (0.30)    $     (0.19)   $     (0.16)  $     (0.65)   $   (10.97)
                                                 ===========     ===========    ===========   ===========    ==========
Weighted average common shares
  outstanding -- basic and diluted.......         84,589,999      85,102,416     83,945,906    48,178,445     2,108,762
                                                 ===========     ===========    ===========   ===========    ==========

                                                             QUARTER ENDED
                                                 --------------------------------------
                                                 SEPTEMBER 30,    JUNE 30,    MARCH 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)      1999           1999        1999
-----------------------------------------------  -------------   ----------   ---------
Revenues.................................         $   24,427     $   17,267   $ 10,087
Operating expenses:
  Professional services..................
    Professional services other..........             16,098          8,263      5,568
    Professional services stock-based
      compensation.......................              2,254            800        301
                                                  ----------     ----------   --------
        Total professional services......             18,352          9,063      5,869
  Selling general and administrative.....
    Selling, general and administrative
      other..............................             13,044          8,325      4,649
    Selling, general and administrative
      stock-based compensation and other
      stock-based charges................              6,304          1,376        422
                                                  ----------     ----------   --------
        Total selling, general and
          administrative.................             19,348          9,701      5,071
  Restructure expense....................                 --             --         --
                                                  ----------     ----------   --------
        Total operating expenses.........             37,700         18,764     10,940
Operating (loss) income..................            (13,273)        (1,497)      (853)
Minority interest in operations of consolidated
  subsidiary.............................                (66)             4         23
Investment loss..........................
Interest expense.........................                (72)          (151)       (24)
Interest income..........................                 46            187          3
                                                  ----------     ----------   --------
        Net (loss) income before taxes...            (13,365)        (1,457)      (851)
Income tax expense.......................                 26             23         15
                                                  ----------     ----------   --------
        Net (loss) income................         $  (13,391)    $   (1,480)  $   (866)
                                                  ==========     ==========   ========
Net (loss) income per share -- basic and
  diluted................................         $    (9.36)    $    (1.35)  $  (0.96)
                                                  ==========     ==========   ========
Weighted average common shares
  outstanding -- basic and diluted.......          1,429,928      1,093,883    900,656
                                                  ==========     ==========   ========

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Organic, Inc.

     Our report on the financial statements of Organic, Inc. and its
subsidiaries is included on page   of this Annual Report on Form 10-K. In
connection with our audits of such financial statements, we have also audited
the financial statement schedule listed on page   of this Annual Report on Form
10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 6, 2001

                         ORGANIC, INC. AND SUBSIDIARIES

      FINANCIAL STATEMENT SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT      CHARGES TO                  BALANCE AT
                                                THE BEGINNING    COSTS AND                     THE END
               CLASSIFICATION                    OF THE YEAR      EXPENSES     WRITE-OFFS    OF THE YEAR
--------------------------------------------    -------------    ----------    ----------    -----------
2000:
Allowance deducted from accounts receivable
  Allowance for doubtful accounts...........       $  828          $2,776       $(1,814)       $1,790
  Allowance for sales credits...............          250           2,065        (1,521)          794
                                                   ------          ------       -------        ------
                                                   $1,078          $4,841       $(3,335)       $2,584
                                                   ======          ======       =======        ======
1999:
Allowance deducted from accounts receivable
  Allowance for doubtful accounts...........       $  283          $  870       $  (325)       $  828
  Allowance for sales credits...............           --             250            --           250
                                                   ------          ------       -------        ------
                                                   $  283          $1,120       $  (325)       $1,078
                                                   ======          ======       =======        ======
1998:
Allowance deducted from accounts receivable
  Allowance for doubtful accounts...........       $   96          $  280       $   (93)       $  283
                                                   ======          ======       =======        ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain required information about our executive officers is contained in
Part I, Item 4A of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

  BOARD OF DIRECTORS

     Our Board of Directors currently comprises four directors. Our Board of Directors is divided into three classes: Class I, whose term will expire at the 2001 annual meeting of stockholders; Class II, whose term will expire at the 2002 annual meeting of stockholders; and Class III, whose term will expire at the 2003 annual meeting of stockholders. At our 2000 annual meeting, stockholders elected Jonathan Nelson as a Class I director; Michael Hudes and Gerald Bruce Redditt as Class II directors; and Gary F. Hromadko as a Class III director. Peter Rip, who served as a Class III director, resigned from the Board of Directors effective February 9, 2001.

     At each annual meeting of stockholders after the initial classification, the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election, or until their successors have been duly elected and qualified, or until their earlier resignation or removal, if any. Our bylaws authorize the number of directors to be not fewer than five or more than nine. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. The classification of our Board of Directors could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, control of us.

     Each executive officer is elected by, and serves at the discretion of, our Board of Directors until his or her successor has been duly elected and qualified. Each of our executive officers and directors, other than non-employee directors, devotes his or her full time to our affairs. Our non-employee directors devote the amount of time necessary to discharge their duties to us. Mr. Hudes, our President, is the brother-in-law of Daniel J. Lynch, our Vice President, Chief Officer of Global Business Development. There are otherwise no family relationships among any of our directors, officers or key employees.

  INFORMATION REGARDING DIRECTORS

     Set forth below is certain information regarding each of our directors who served during our fiscal year 2000.

     JONATHAN NELSON, age 33, co-founded our company in 1993, served as our Chief Executive Officer and Chairman of the Board since January 1995 and since January 15, 2001, has served solely as our Chairman of the Board. From February 1996 to May 1996, Mr. Nelson served as President and Chief Executive Officer of Accrue Software, a developer of network based tools for measuring Web site performance. Mr. Nelson also served as Chairman of the Board of Accrue Software, Inc. from February 1996 to November 1999.

     MICHAEL HUDES, age 39, has served as our President and as a member of our Board of Directors since October 1995 and until August 1999 he also served as our Chief Operating Officer. From October 1993 to September 1995, Mr. Hudes was the Director of Marketing for daVinci Time & Space, an interactive media company.

     GARY F. HROMADKO, age 48, has served as a member of our Board of Directors since January 1997 and has served as a director of Organic Online, Ltd., one of our wholly owned subsidiaries, since February 1999. Since 1993, Mr. Hromadko has been a private venture investor in early stage technology companies.

     GERALD BRUCE REDDITT, age 49, has served as a member of our Board of Directors since October 1998. Since May 1998, Mr. Redditt has served as an Executive Vice President of Omnicom Group, Inc., a strategic and financial holding company. From July 1995 to May 1998, Mr. Redditt served as an Executive Vice President of Sony Pictures Entertainment, a creator and distributor of entertainment products, services and technology. From March 1991 to July 1995, Mr. Redditt served as a Corporate Vice President of GTE Corporation, a telecommunications company. Since January 1999, Mr. Redditt has served as a director of AGENCY.COM, Ltd.

     PETER RIP, age 47, served as a member of our Board of Directors from June 2000 to February 2001. Since February 2000, Mr. Rip has served as managing director of Leapfrog Ventures LLC, a private venture capital firm. From February 1992 until February 2000, he acted as a private venture investor in several early stage technology companies. From March 1996 until September 1997, he was general manager of Infoseek Corporation, an Internet Search Company. From September 1997 to February 1999, Mr. Rip was managing director of Knight Ridder Ventures, an affiliate of Knight Ridder, Inc.

  BOARD COMMITTEES

     Our Board of Directors has established an audit committee and a compensation committee. The audit committee meets with and considers suggestions from members of management and our internal accounting personnel, as well as our independent accountants, concerning our financial operations. The audit committee also has the responsibility to review our audited financial statements and consider and recommend the employment of, and approve the fee arrangements with, our independent accountants for both audit functions and advisory and other consulting services. The audit committee currently comprises Messrs. Hromadko and Redditt, both of whom were elected to the committee in November 1999. Mr. Rip served on the audit committee from June 2000 until February 2001. To comply with Nasdaq Marketplace rules, we will need to appoint at least one additional independent director to the audit committee by June 14, 2001. The compensation committee reviews and approves the compensation and benefits payable to our key executive officers, administers our equity incentive plans and makes recommendations to our Board of Directors regarding such matters. The compensation committee currently comprises Messrs. Hromadko and Redditt, both of whom were elected to the committee in February 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the Securities and Exchange Commission and the Nasdaq National Market. They are also required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of forms submitted to us during our fiscal year 2000, we believe that all required reports under Section 16(a) were filed on time with the SEC, except that Janis Nakano Spivack inadvertently filed a Form 4 late to report stock option exercises.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table contains information in summary form concerning the compensation paid to our chief executive officer and each of our four most highly compensated executive officers whose total salary, bonus and other compensation exceeded $100,000 during the fiscal years ended December 31, 1998, 1999 and 2000. In accordance with the rules of the SEC, the compensation described below does not include perquisites and other personal benefits received by the executive officers named in the table below which do not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for these officers.

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
                                                                                         ------------
                                                                  ANNUAL COMPENSATION     SECURITIES
                                                                  --------------------    UNDERLYING       ALL OTHER
              NAME AND PRINCIPAL POSITION                  YEAR   SALARY(1)    BONUS       OPTIONS      COMPENSATION(2)
-------------------------------------------------------    ----   --------    --------    ---------         ------
Jonathan Nelson........................................    2000   $196,461          --(3)         --        $2,520
  Chief Executive Officer and Chairman of the Board        1999    183,072      54,922           --          2,520
                                                           1998     94,947          --           --          2,520
Susan Field(4).........................................    2000    263,893          --(3)         --            --
  Executive Vice President and Chief Financial Officer     1999    130,773     150,000    1,755,000             --
                                                           1998         --          --           --             --
Michael Hudes..........................................    2000    275,591          --(3)         --            --
  President and Director                                   1999    225,352      75,000           --             --
                                                           1998    165,792      65,000    1,476,000             --
Matthew Bernardini.....................................    2000    227,590      55,000        7,500             --
  Vice President, Chief Technology Officer                 1999    166,967      40,000      382,500             --
                                                           1998    110,417      15,000           --             --
Janis Nakano Spivak....................................    2000    208,950          --       12,000             --
  Vice President, Chief Creative Officer                   1999    171,250      47,500       67,500             --
                                                           1998    132,500      11,000           --             --

---------------
(1) Salary includes amounts deferred under our 401(k) Plan.

(2) Represents term life insurance premiums paid by us on Mr. Nelson's behalf.

(3) Bonuses covering our 2000 fiscal year for this officer had not yet been determined by the compensation committee of our Board of Directors as of the date of the filing of this report.

(4) Ms. Field commenced employment with us in June 1999.

OPTION GRANTS DURING FISCAL YEAR 2000

     The following table sets forth certain information concerning grants of stock options to each of the executive officers named in the table above during the fiscal year ended December 31, 2000.

                                                         INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                                     ---------------------------------------------------------     VALUE AT ASSUMED
                                     NUMBER OF        PERCENT OF                                 ANNUAL RATES OF STOCK
                                     SECURITIES      TOTAL OPTIONS                                PRICE APPRECIATION
                                     UNDERLYING       GRANTED TO        EXERCISE                  FOR OPTION TERM(1)
                                      OPTIONS        EMPLOYEES IN       PRICE PER   EXPIRATION   ---------------------
               NAME                   GRANTED     FISCAL YEAR 2000(2)   SHARE(3)       DATE         5%          10%
----------------------------------     ------             ---            -------     --------    -------      -------
Jonathan Nelson...................         --              --                 --           --         --           --
Michael Hudes.....................         --              --                 --           --         --           --
Janis Nakano Spivack..............     12,000             0.1%           $4.5313       9/8/10    $34,187      $86,636
Susan Field.......................         --              --                 --           --         --           --
Matthew Bernardini................      7,500             0.1%           $4.5313       9/8/10    $21,367      $54,147

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

(2) The percentage of total options is based on an aggregate of 8,498,627 options granted to employees during fiscal 2000.

(3) All options were granted at a fair market value as determined by our Board of Directors based on the closing price of our common stock on the Nasdaq Stock Market on the date of grant.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2000 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth for each of the executive officers named in the table above the shares acquired and the value realized on each exercise of stock options during the year ended December 31, 2000 and the year-end number and value of exercisable and unexercisable options.

                                                               NUMBER OF SECURITIES
                                                                    UNDERLYING               VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                                   SHARES                      DECEMBER 31, 2000(1)         AT DECEMBER 31, 2000(2)
                                 ACQUIRED ON     VALUE      ---------------------------   ---------------------------
            NAME                  EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------------     ---------    ----------     -------       ---------         ---         --------
Jonathan Nelson..............            --            --          --              --          --               --
Michael Hudes................     1,014,750    $2,606,791          --         461,250         $--         $329,666
Janis Nakano Spivack.........        99,603     1,683,510      30,241         148,874         $--         $     --
Susan Field..................            --            --     714,374       1,040,626
Matthew Bernardini...........       126,864       254,271      86,303         294,844

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

(2) Value of exercised in-the-money options represents the positive spread between the option exercise price and the deemed fair market value of our common stock at December 31, 2000, which was $.8125 per share based on the closing price of our common stock on the Nasdaq Stock Market on such date.

EMPLOYMENT AGREEMENTS

  JONATHAN NELSON

     On January 29, 1997, Mr. Nelson entered into an employment agreement with us to serve as our Chief Executive Officer. As of January 15, 2001, Mr. Nelson no longer serves as our Chief Executive Officer, and continues solely in his position as Chairman of our Board of Directors. As amended on February 24, 1997, the employment agreement provided Mr. Nelson with an annual base salary of $90,000, with annual increases as determined by the Board of Directors. In addition, Mr. Nelson was eligible to receive discretionary bonus compensation in an amount determined by the Board of Directors. Under the terms of his agreement, Mr. Nelson's employment was to continue until either party gave the other party 90 days advance written notice of the expiration of the employment agreement. Had we terminated Mr. Nelson's employment for cause, we would have been required to pay Mr. Nelson all compensation due on the date of termination. If we had terminated Mr. Nelson's employment without cause and without 90 days advance written notice, Mr. Nelson would have been entitled to receive from us, so long as Mr. Nelson was not in breach of the non-competition and protection of confidential information provisions of his employment agreement, the following:

     - his applicable salary compensation less any income earned from subsequent employment, limited to 90 days once written notice was given; and

     - any unpaid reimbursable expenses outstanding, and any unused accrued vacation, as of the date of termination.

  MARK KINGDON

     On December 12, 2000, Mr. Kingdon entered into an employment agreement with us to serve as our Chief Executive Officer, beginning January 15, 2001. The employment agreement provides Mr. Kingdon with an annual base salary of $350,000, with annual increases as determined by the Board of Directors.

     Mr. Kingdon's employment agreement also provides him with an option to purchase 2,250,000 shares of our common stock pursuant to our 1999 Plan, subject to the terms and conditions of the plan. These options contain a four year vesting period, with shares vesting in equal monthly portions through the fourth year.

     Also, Mr. Kingdon signed a non-interest bearing promissory note agreement for $150,000. The note is due January 2, 2002, and one-fourth of the principal will be forgiven at the end of each fiscal quarter that

Mr. Kingdon remains employed with Organic, Inc., beginning with the quarter ending March 31, 2001. Mr. Kingdon's employment agreement also commits us to enter into another promissory note next year on the same terms as the one we entered into in 2001 provided that Mr. Kingdon remains in our employ.

     Mr. Kingdon's employment agreement also provides him with housing benefits and reimbursement of moving expenses. The Company agrees to pay rent of up to $7,500 per month, for a period not to exceed 24 months from the commencement of employment. We have also agreed to pay for moving expenses in connection with Mr. Kingdon's relocation to the San Francisco Bay Area.

     Under the terms of his agreement, Mr. Kingdon's employment may be terminated by either party at any time with or without cause and with or without notice. Should we terminate Mr. Kingdon's employment for cause or should he voluntarily resign, he will not be entitled to severance pay, pay in lieu of notice, or any other compensation or benefits, other than payment of accrued salary and vacation. In the event Mr. Kingdon's employment is terminated without cause, we will provide him with the following:

     - a payment equal to six months of his salary, less standard withholdings and deductions; and

     - a six month acceleration of vesting of the common stock subject to purchase pursuant to the options granted to him as of the date of the employment agreement.

  MICHAEL HUDES

     On January 29, 1997, Mr. Hudes entered into an employment agreement with us to serve as our President. Mr. Hudes currently serves as our President and a member of our Board of Directors. As amended on February 24, 1997, the employment agreement provides Mr. Hudes with an annual base salary of $140,000, with annual increases as determined by the Board of Directors. In addition, Mr. Hudes is eligible to receive discretionary bonus compensation in an amount determined by the Board of Directors. Under the terms of his agreement, Mr. Hudes' employment shall continue until either party gives the other party 90 days advance written notice of the expiration of the employment agreement. Should we terminate Mr. Hudes' employment for cause, we must pay Mr. Hudes all compensation due on the date of termination. If we terminate Mr. Hudes' employment without cause and without 90 days advance written notice, Mr. Hudes is entitled to receive from us, so long as Mr. Hudes is not in breach of the non-competition and protection of confidential information provisions of his employment agreement, the following:

     - his applicable salary compensation less any income earned from subsequent employment, limited to 90 days once written notice is given; and

     - any unpaid reimbursable expenses outstanding, and any unused accrued vacation, as of the date of termination.

  SUSAN L. FIELD

     On June 22, 1999, Ms. Field entered into an employment agreement with us to serve as our Executive Vice President and Chief Financial Officer. The employment agreement provides Ms. Field with an annual base salary of $250,000, with annual increases as determined by the Board of Directors and a bonus of up to 40% of her base salary upon achievement of specific goals and objectives. Additionally, Ms. Field was paid a signing bonus of $50,000 in connection with her entering the employment agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock as of January 31, 2001 by each person or entity known by us to own beneficially more than five percent of our common stock; by each of our executive officers named in the Summary Compensation Table; by each of our directors; and by our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of capital stock listed as owned by such person. Shares subject to options which are exercisable within sixty days of January 31, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

     The address of each of the executive officers and directors is c/o Organic, Inc., 601 Townsend Street, San Francisco, California 94103.

                                                     NUMBER OF SHARES     PERCENTAGE OF SHARES
                NAME AND ADDRESS                    BENEFICIALLY OWNED    BENEFICIALLY OWNED(1)
------------------------------------------------    ------------------    ---------------------
Organic Holdings, Inc. .........................        51,954,975                58.9%
  c/o Organic, Inc.
  510 Third Street
  San Francisco, CA 94107
Omnicom Group, Inc.(2)..........................        15,283,101                17.3%
  437 Madison Avenue
  New York, NY 10022
Jonathan Nelson(3)..............................        51,954,975                58.9%
Michael Hudes(4)................................         1,014,750                 1.2%
Janis Nakano Spivack............................           282,526                   *
Susan Field.....................................           777,188                   *
Matthew Bernardini..............................           265,306                   *
Bruce Redditt...................................            15,000                   *
All executive officers and directors as a group
  (17 persons)(5)...............................        56,604,088                64.2%

---------------
 * Represents beneficial ownership of less than one percent of the common stock.
(1) Computed on the basis of 88,226,880 shares outstanding as of January 31, 2001 and, with respect to each officer and director, shares subject to options exercisable within 60 days of January 31, 2001.
(2) Based solely on a review of a report on Schedule 13G/A filed with the SEC on February 14, 2001.
(3) Shares beneficially owned by Mr. Nelson consist of 51,954,975 shares owned by Organic Holdings, Inc., of which Mr. Nelson is the majority stockholder.
(4) Includes 61,500 shares held by Mr. Hudes were subject to a right of repurchase by us which lapses over time.
(5) Includes 261,498 options which are currently exercisable or become exercisable between January 31, 2001 and April 1, 2001. Also includes 683,284 shares which were early exercised and are subject to a repurchase right in favor of Organic, Inc. which lapses over a four year period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2000, the beginning of our fiscal year, we have not been party to, and do not anticipate being a party to, any transaction or series of similar transactions in which the amount included exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than five percent of our common stock had or will have an interest, other than as described under "Executive Compensation" and the transactions described below.

OMNICOM GROUP

     On August 27, 1999, we entered into a revolving credit facility with Omnicom Group, which allows us to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of our initial public offering. Thereafter, we may borrow up to $15.0 million from Omnicom Group at the lender's commercial paper rate plus 1.25% through September 30, 2002. Additionally, in connection with the revolving credit facility, we issued a warrant to purchase 2,249,076 shares of our common stock to Omnicom Group at an exercise price of $0.0033 per share. Omnicom Group beneficially owns more than five percent of our common stock.

     We sublease our London office space from Omnicom Europe Limited, a subsidiary of Omnicom Group. The subleased property is approximately 11,200 square feet and our annual lease payments total approximately $292,650. We can terminate the sublease on three months' notice after the first eighteen months of the sublease.

     One of our directors, Gerald Bruce Redditt, has served as Executive Vice President of Omnicom Group since 1998.

OFFICER LOANS

     On March 31, 1999, we entered into a promissory note agreement for $200,000 with Michael Hudes, President and Director. This loan was secured by a pledge of Mr. Hudes' shares of common stock. This note bears an annual interest rate of 7% with principal and interest payments due every other year beginning on March 31, 2001. The principal of the note was repaid on April 11, 2000.

     On April 27, 2000, we entered into a promissory note agreement for $3.0 million bearing an annual interest rate of 9% with Michael Hudes. The principal of the note including interest was repaid in full on May 5, 2000.

     On July 20, 2000, we entered into a promissory note agreement for $1.0 million bearing an annual interest rate of 7.6% with Arthur Williams, Executive Vice President, Global Operations. The principal of the note including interest was repaid in full on August 3, 2000.

     On January 11, 2001 the Company entered into a non-interest bearing promissory note agreement for $150,000 with Mark Kingdon, Chief Executive Officer. The note is due January 2, 2002, and one-fourth of the principal will be forgiven at the end of each fiscal quarter that Mr. Kingdon remains employed with Organic, Inc., beginning with the quarter ended March 31, 2001.

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

EXHIBIT
  NO.                             DESCRIPTION
-------   ------------------------------------------------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Registrant(1)
  3.2     Amended and Restated Bylaws of Registrant(1)
  4.1     Reference is made to Exhibits 3.1 and 3.2
  4.2     Specimen Certificate of the Registrant's common stock(1)
  4.3     Form of Rights Agreement between Registrant and EquiServe
          Trust Company, N.A., as Rights Agent(4)
  4.4     Investors' Rights Agreement by and among Registrant, Organic
          Holdings, Inc. and Omnicom Group, Inc., dated February 8,
          2000(1)
 10.1     Form of Indemnification Agreement between Registrant and
          each of its executive officers and Directors(1)
 10.2     Registrant's 1997 Stock Option Plan, as amended and
          restated, including forms of agreements thereunder(1)(3)
 10.3     Registrant's 1999 Long-Term Stock Incentive Plan, including forms of agreements thereunder(1)(3)
 10.4     Employment Agreement between Registrant and Jonathan Nelson, dated January 29, 1997 and amended February 24, 1997(1)(3)
 10.5     Employment Agreement between Registrant and Michael Hudes, dated January 29, 1997 and amended February 24, 1997(1)(3)
 10.6     Employment Agreement between Registrant and Susan L. Field, dated June 22, 1999(1)(3)
 10.7     Loan Agreement between Registrant and Omnicom Group, Inc., dated August 27, 1999(1)
 10.8     Guaranty and Security Agreement by and among Registrant,
          Organic Media, Inc. and Omnicom Group, Inc., dated August
          27, 1999(1)
 10.9     Revolving Note of Registrant payable to Omnicom Group, Inc., dated August 27, 1999(1)
 10.10    Lease between 500 Third Street Associates and Registrant,
          dated July 22, 1996(1)
 10.11    Lease between 500 Third Street Associates and Registrant,
          dated July 22, 1996(1)
 10.12    Lease between 500 Third Street Associates and Registrant,
          dated December 5, 1996(1)
 10.13    Lease between Trustees of the Masonic Hall and Asylum Fund and Registrant, dated June 1998(1)
 10.14    Lease between Trustees of the Masonic Hall and Asylum Fund and Registrant, dated September 15, 1999(1)

EXHIBIT
  NO.                             DESCRIPTION
-------   ------------------------------------------------------------
 10.15    Lease between Baker Hamilton Properties, LLC and Registrant, dated November 8, 1999(1)
 10.16    Lease between 233 Broadway Owners LLC and Registrant, dated
          November 4, 1999(1)
 10.17    Registrant's 2000 Employee Stock Purchase Plan(1)
 10.18    Sublease between Looksmart, Ltd. and Registrant, dated
          January 14, 2000(1)
 10.19    Omnibus Service Agreement between Registrant and
          Blockbuster, Inc., dated February 1, 1999(1)
 10.20    DaimlerChrysler Corporation Agreement with Registrant, dated
          March 15, 1999(1)
 10.21    Employment Agreement between Registrant and Mark Kingdon,
          dated January 11, 2001(2)(3)
 10.22    First Amendment to Lease between 223 Broadway Owner LLC and
          Registrant dated November 4, 1999(2)
 10.23    Second Amendment to Lease between 223 Broadway Owner LLC and
          Registrant dated November 4, 1999(2)
 10.24    Second Amended and Restated 1999 Long-Term Stock Incentive
          Plan(2)
 10.25    Amended and Restated 2000 Employee Stock Purchase Plan(2)
 21.1     Subsidiaries of the Registrant(1)
 23.1     Consent of PricewaterhouseCoopers LLP(2)
 24.1     Power of Attorney (contained in the signature page to this
          Report)

---------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-91627).

(2) Filed herewith.

(3) Management contract or compensatory plan, contract or arrangement.

(4) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K filed (File Number 333-91627) with the Securities and Exchange Commission on May 8, 2000.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Organic, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORGANIC, INC. (Registrant)

                                          By:       /s/ MARK KINGDON
                                            ------------------------------------
                                                        Mark Kingdon
                                                  Chief Executive Officer

Date: March 5, 2001

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Nelson, Mark Kingdon, Michael Hudes, Susan L. Field and Margaret M. Zagel, and each of them, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Organic, Inc. and in the capacities and on the date indicated below.

                   SIGNATURE                                             TITLE
                   ---------                                             -----

              /s/ JONATHAN NELSON                                Chairman of the Board
 ---------------------------------------------
                Jonathan Nelson

                /s/ MARK KINGDON                                Chief Executive Officer
 ---------------------------------------------               (Principal Executive Officer)
                  Mark Kingdon

               /s/ MICHAEL HUDES                                President and Director
 ---------------------------------------------
                 Michael Hudes

               /s/ SUSAN L. FIELD                  Executive Vice President, Chief Financial Officer
 ---------------------------------------------               and Chief Accounting Officer
                 Susan L. Field                              (Principal Financial Officer)

              /s/ STEVEN VATTUONE                               Vice President, Finance
 ---------------------------------------------              (Principal Accounting Officer)
                Steven Vattuone

              /s/ GARY F. HROMADKO                                     Director
 ---------------------------------------------
                Gary F. Hromadko

            /s/ GERALD BRUCE REDDITT                                   Director
 ---------------------------------------------
              Gerald Bruce Redditt

Dated: March 5, 2001

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------   ------------------------------------------------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Registrant(1)
  3.2     Amended and Restated Bylaws of Registrant(1)
  4.1     Reference is made to Exhibits 3.1 and 3.2
  4.2     Specimen Certificate of the Registrant's common stock(1)
  4.3     Form of Rights Agreement between Registrant and EquiServe
          Trust Company, N.A., as Rights Agent(4)
  4.4     Investors' Rights Agreement by and among Registrant, Organic
          Holdings, Inc. and Omnicom Group, Inc., dated February 8,
          2000(1)
 10.1     Form of Indemnification Agreement between Registrant and
          each of its executive officers and Directors(1)
 10.2     Registrant's 1997 Stock Option Plan, as amended and
          restated, including forms of agreements thereunder(1)(3)
 10.3     Registrant's 1999 Long-Term Stock Incentive Plan, including forms of agreements thereunder(1)(3)
 10.4     Employment Agreement between Registrant and Jonathan Nelson, dated January 29, 1997 and amended February 24, 1997(1)(3)
 10.5     Employment Agreement between Registrant and Michael Hudes, dated January 29, 1997 and amended February 24, 1997(1)(3)
 10.6     Employment Agreement between Registrant and Susan L. Field, dated June 22, 1999(1)(3)
 10.7     Loan Agreement between Registrant and Omnicom Group, Inc., dated August 27, 1999(1)
 10.8     Guaranty and Security Agreement by and among Registrant,
          Organic Media, Inc. and Omnicom Group, Inc., dated August
          27, 1999(1)
 10.9     Revolving Note of Registrant payable to Omnicom Group, Inc., dated August 27, 1999(1)
 10.10    Lease between 500 Third Street Associates and Registrant,
          dated July 22, 1996(1)
 10.11    Lease between 500 Third Street Associates and Registrant,
          dated July 22, 1996(1)
 10.12    Lease between 500 Third Street Associates and Registrant,
          dated December 5, 1996(1)
 10.13    Lease between Trustees of the Masonic Hall and Asylum Fund and Registrant, dated June 1998(1)
 10.14    Lease between Trustees of the Masonic Hall and Asylum Fund and Registrant, dated September 15, 1999(1)
 10.15    Lease between Baker Hamilton Properties, LLC and Registrant, dated November 8, 1999(1)
 10.16    Lease between 233 Broadway Owners LLC and Registrant, dated
          November 4, 1999(1)
 10.17    Registrant's 2000 Employee Stock Purchase Plan(1)
 10.18    Sublease between Looksmart, Ltd. and Registrant, dated
          January 14, 2000(1)
 10.19    Omnibus Service Agreement between Registrant and
          Blockbuster, Inc., dated February 1, 1999(1)
 10.20    DaimlerChrysler Corporation Agreement with Registrant, dated
          March 15, 1999(1)
 10.21    Employment Agreement between Registrant and Mark Kingdon,
          dated January 11, 2001(2)(3)
 10.22    First Amendment to Lease between 223 Broadway Owner LLC and
          Registrant dated November 4, 1999(2)

EXHIBIT
  NO.                             DESCRIPTION
-------   ------------------------------------------------------------
 10.23    Second Amendment to Lease between 223 Broadway Owner LLC and
          Registrant dated November 4, 1999(2)
 10.24    Second Amended and Restated 1999 Long-Term Stock Incentive
          Plan(2)
 10.25    Amended and Restated 2000 Employee Stock Purchase Plan(2)
 21.1     Subsidiaries of the Registrant(1)
 23.1     Consent of PricewaterhouseCoopers LLP(2)
 24.1     Power of Attorney (contained in the signature page to this
          Report)

---------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-91627).

(2) Filed herewith.

(3) Management contract or compensatory plan, contract or arrangement.

(4) Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K filed (File Number 333-91627) with the Securities and Exchange Commission on May 8, 2000.