Form 10-K/A
period 2000-12-31
ORGANIC INC
filed 2001-03-07
CIK 1093709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1

                                       TO

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

  PROFESSIONAL SERVICES STOCK-BASED COMPENSATION

     For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options to purchase our common stock to employees with purchase or exercise prices that are less than the deemed fair market value at the grant date. Stock-based compensation related to the issuance of options to purchase common stock is being amortized over the vesting period of the stock options, generally 4 years. Professional services stock-based compensation expense increased to $13.1 million, or 10.2% of revenues, for the year ended December 31, 2000 from $8.4 million, or 10.8% of revenues, for the year ended December 31, 1999 and from $183,000, or 0.7% of revenues, for the year ended December 31, 1998. These increases were primarily due to larger number of options being amortization in 2000 versus 1999 and in 1999 versus 1998. For the years ended December 31, 2000 and 1999, we recorded aggregate deferred professional services stock-based compensation of $25.1 million and $35.8 million, respectively. This decrease was primarily due to a decrease in the number of options granted since December 31, 1999 below fair market value. For the years ended December 31, 2000 and 1999, we recorded aggregate reductions in deferred professional services stock-based compensation, relating to terminated employees of $13.6 million and $1.5 million, respectively. As of December 31, 2000, we had an aggregate of $13.0 million of related professional services deferred compensation remaining to be amortized. The amortization of professional services stock-based compensation will result in additional charges to operations through fiscal 2003. We expect the annual amortization of professional services deferred stock-based compensation for fiscal years ended 2001, 2002 and 2003 to be $8.1 million, $3.9 million and $1.0 million, respectively, based on current vesting periods. These amounts may be reduced as employees leave and the remaining vesting periods are adjusted.

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

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(86,293)   $(38,875)   $(2,766)
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization...........................     9,321       3,975      1,248
    Stock-based compensation and other stock-based
     charges................................................    48,007      29,381        694
    Provision for doubtful accounts.........................     4,841       1,120        280
    Non cash portion of restructuring charge................     3,757          --         --
    Loss on disposal of fixed assets........................     3,125       1,247         12
    Minority interest in operations of consolidated
     subsidiary.............................................      (119)        334         --
    Provision (benefit) for deferred income taxes...........        --          --      1,000
    Revenue recognized in exchange for investments..........        --      (1,187)      (577)
    Loss on investments.....................................       839          --         --
    Interest capitalized....................................      (343)         --         --
    Changes in assets and liabilities:
      Increase in accounts receivable.......................    (4,821)    (13,170)    (4,622)
      Increase in costs in excess of billings...............     3,835      (4,674)      (571)
      Increase in deposits and prepaid expenses.............      (274)     (1,044)      (127)
      Increase in other assets..............................      (461)       (984)      (480)
      Increase in accounts payable and accrued expenses.....     7,419       7,923      3,878
      Increase in deferred revenue..........................       241      10,067      1,734
      Increase in deferred rent.............................     1,414         207        138
                                                              --------    --------    -------
        Net cash used in operating activities...............    (9,512)     (5,680)      (159)
                                                              --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (35,362)     (9,137)    (5,579)
  (Purchase) sale and maturity of long-term investments,
    net.....................................................      (500)       (200)        75
  Purchase of short-term investments........................      (194)     (2,005)    (1,865)
  Proceeds from the sale and maturity of short-term
    investments.............................................       153       2,405      3,336
                                                              --------    --------    -------
        Net cash used in investing activities...............   (35,903)     (8,937)    (4,033)
                                                              --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Series B convertible preferred
    stock, net..............................................        --       7,718         --
  Proceeds from issuance of common stock, net...............   115,811          --         --
  Proceeds from issuance of common stock from ESPP, net.....     1,932          --         --
  Proceeds from exercise of common stock options and
    warrants................................................     3,494         233         37
  Proceeds from long-term debt..............................     3,505      26,230      1,938
  Proceeds from repayment of employee loan..................        47          --
  Payments for repurchase of common stock options...........      (169)        (13)        --
  Payments on capital leases................................       (38)        (39)       (25)
  Payments on long-term debt................................   (16,983)    (12,804)      (355)
                                                              --------    --------    -------
        Net cash provided by financing activities...........   107,599      21,325      1,595
        Effect of exchange rate changes on cash and cash
        equivalents.........................................      (462)         10         --
                                                              --------    --------    -------
        Net increase (decrease) in cash and cash
        equivalents.........................................    61,722       6,718     (2,597)
Cash and cash equivalents at beginning of period............     8,385       1,667      4,264
                                                              --------    --------    -------
Cash and cash equivalents at end of period..................  $ 70,107    $  8,385    $ 1,667
                                                              ========    ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for interest....................................  $    275    $    571    $   138
                                                              ========    ========    =======
  Cash paid for income taxes................................  $    383    $    110    $    90
                                                              ========    ========    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gains on available for sale securities.........  $     76    $     --    $    --
                                                              ========    ========    =======
  Conversion of debt into preferred stock...................  $     --    $  3,000    $    --
                                                              ========    ========    =======
  Reduction in amortization of deferred compensation for
    options cancelled.......................................  $ 25,823    $     --    $    --
                                                              ========    ========    =======
  Deferred stock-based compensation.........................  $ 34,752    $113,937    $ 2,348
                                                              ========    ========    =======
  Issuance of common stock warrants.........................  $     --    $ 18,151    $    --
                                                              ========    ========    =======
  Property and equipment acquired under financing
    obligation..............................................  $      8    $    153    $   906
                                                              ========    ========    =======
  Exercise of stock options with stockholder note
    receivable..............................................     4,528          --         --
                                                              ========    ========    =======
  Conversion of Series A and B convertible preferred stock
    into common stock in conjunction with the initial public
    offering................................................     6,949          --         --
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

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of" requires recognition of impairment of long-lived assets upon the occurrence of certain events and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

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

  WARRANTS

     In connection with the revolving credit facility (Note 4), the Company issued a warrant that entitled Omnicom Group to purchase 2,249,076 shares of the Company's common stock at an exercise price of $0.0033 per share. The fair value of the warrant was estimated at $8.07 per share using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 6.77%, life of six months, expected dividend rate of 0%, and volatility of 110%. The Company recorded approximately $18,151,000 as a deferred bank facility charge that is being amortized on a straight-line basis over the longer of three years, the life of the revolving credit facility, or until the credit facility is terminated. For the years ended December 31, 2000 and 1999, the Company recognized bank facility expense of $6.1 million and 2.0 million, respectively, these charges are included in stock-based compensation.

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

                                                             SHARES                                        AGGREGATE
                                                            AVAILABLE     NUMBER OF    WEIGHTED-AVERAGE     EXERCISE
                                                            FOR GRANT       SHARES      EXERCISE PRICE       PRICE
                                                          -------------   ----------   ----------------   ------------
Balance at December 31, 1997............................    14,488,002     8,230,005        $0.09         $    741,000
Additional shares reserved
  Granted...............................................    (7,543,575)    7,543,575         0.14            1,089,000
  Exercised.............................................                    (895,815)        0.04              (37,000)
  Canceled..............................................     4,227,807    (4,227,807)        0.10             (427,000)
                                                           -----------    ----------                      ------------
Balance at December 31, 1998............................    11,172,234    10,649,958         0.13            1,366,000
Additional shares reserved..............................        22,500
  Granted...............................................   (15,309,525)   15,309,525         1.71           26,179,000
  Exercised.............................................                  (1,964,325)        0.12             (233,000)
  Repurchased...........................................                      22,500         0.58               13,000
  Canceled..............................................     5,099,334    (5,099,334)        0.37           (1,891,000)
                                                           -----------    ----------                      ------------
Balance at December 31, 1999............................       984,543    18,918,324         1.34           25,434,000
Additional shares reserved..............................    10,771,541
  Granted
    Price equals market value...........................    (9,159,377)    9,159,377         7.32           67,025,000
    Price less than market value........................      (359,250)      359,250         3.57            1,283,000
  Exercised.............................................                  (7,457,692)        1.07           (8,014,000)
  Repurchased...........................................                     337,744         0.92              311,000
  Canceled..............................................     7,956,740    (7,956,740)        4.02          (32,016,000)
                                                           -----------    ----------                      ------------
Balance at December 31, 2000............................    10,194,197    13,360,263         4.04         $ 54,023,000
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

     The weighted-average fair value of the options granted was $10.98, $7.77 and $0.34 for the years ended December 31, 2000, 1999, and 1998, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

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

     The Company has had, and expects to have in the future, transactions in the ordinary course of business with Omnicom Group. Concurrent with the reorganization in January 1997, the Company issued 3,351,288 shares of Series A convertible preferred stock to Omnicom Group for cash proceeds of $10.0 million. In February 1999, the Company issued 1,488,000 shares of Series B convertible preferred stock to Omnicom Group for net cash proceeds of approximately $7.7 million plus the settlement of a $3.0 million short-term bridge loan that was obtained from Omnicom Group in January 1999. See Note 4 and 5 for detailed

                         ORGANIC, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 12 -- RELATED PARTY TRANSACTIONS (CONTINUED)

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

                                                                              QUARTER ENDED
                                                 -----------------------------------------------------------------------
                                                 DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)      2000           2000           2000          2000           1999
-----------------------------------------------  ------------   -------------   -----------   -----------   ------------
Revenues.................................        $    24,888     $    37,351    $    37,161   $    29,214    $   26,019
Operating expenses:
  Professional services..................
    Professional services other..........             17,710          20,480         18,156        16,336        16,325
    Professional services stock-based
      compensation.......................             (4,404)          3,576          4,106         9,844         5,060
                                                 -----------     -----------    -----------   -----------    ----------
        Total professional services......             13,306          24,056         22,262        26,180        21,385
  Selling general and administrative.....
    Selling, general and administrative
      other..............................             25,313          22,712         22,232        19,910        14,495
    Selling, general and administrative
      stock-based compensation and other
      stock-based charges................              5,572           8,291          6,471        14,551        12,864
                                                 -----------     -----------    -----------   -----------    ----------
        Total selling, general and
          administrative.................             30,885          31,003         28,703        34,461        27,359
  Restructure expense....................              6,803              --             --            --            --
                                                 -----------     -----------    -----------   -----------    ----------
        Total operating expenses.........             50,994          55,059         50,965        60,641        48,744
Operating loss...........................            (26,106)        (17,708)       (13,804)      (31,427)      (22,725)
Minority interest in operations of consolidated
  subsidiary.............................                (10)             52             21            55           (29)
Investment loss..........................               (396)            (90)          (353)
Interest expense.........................                (19)            (14)           (14)         (250)         (345)
Interest income..........................              1,340           1,139          1,302           596            78
                                                 -----------     -----------    -----------   -----------    ----------
        Net loss before taxes............            (25,191)        (16,621)       (12,848)      (31,026)      (23,021)
Income tax expense.......................                342            (147)           213           199           117
                                                 -----------     -----------    -----------   -----------    ----------
        Net loss.........................        $   (25,533)    $   (16,474)   $   (13,061)  $   (31,225)   $  (23,138)
                                                 ===========     ===========    ===========   ===========    ==========
Net loss per share -- basic and diluted...       $     (0.30)    $     (0.19)   $     (0.16)  $     (0.65)   $   (10.97)
                                                 ===========     ===========    ===========   ===========    ==========
Weighted average common shares
  outstanding -- basic and diluted.......         84,589,999      85,102,416     83,945,906    48,178,445     2,108,762
                                                 ===========     ===========    ===========   ===========    ==========

                                                             QUARTER ENDED
                                                 --------------------------------------
                                                 SEPTEMBER 30,    JUNE 30,    MARCH 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)      1999           1999        1999
-----------------------------------------------  -------------   ----------   ---------
Revenues.................................         $   24,427     $   17,267   $ 10,087
Operating expenses:
  Professional services..................
    Professional services other..........             16,098          8,263      5,568
    Professional services stock-based
      compensation.......................              2,254            800        301
                                                  ----------     ----------   --------
        Total professional services......             18,352          9,063      5,869
  Selling general and administrative.....
    Selling, general and administrative
      other..............................             13,044          8,325      4,649
    Selling, general and administrative
      stock-based compensation and other
      stock-based charges................              6,304          1,376        422
                                                  ----------     ----------   --------
        Total selling, general and
          administrative.................             19,348          9,701      5,071
  Restructure expense....................                 --             --         --
                                                  ----------     ----------   --------
        Total operating expenses.........             37,700         18,764     10,940
Operating loss...........................            (13,273)        (1,497)      (853)
Minority interest in operations of consolidated
  subsidiary.............................                (66)             4         23
Investment loss..........................
Interest expense.........................                (72)          (151)       (24)
Interest income..........................                 46            187          3
                                                  ----------     ----------   --------
        Net loss before taxes............            (13,365)        (1,457)      (851)
Income tax expense.......................                 26             23         15
                                                  ----------     ----------   --------
        Net loss.........................         $  (13,391)    $   (1,480)  $   (866)
                                                  ==========     ==========   ========
Net loss per share -- basic and diluted...        $    (9.36)    $    (1.35)  $  (0.96)
                                                  ==========     ==========   ========
Weighted average common shares
  outstanding -- basic and diluted.......          1,429,928      1,093,883    900,656
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
 10.15    Lease between Baker Hamilton Properties, LLC and Registrant, dated November 8, 1999(1)
 10.16    Lease between 233 Broadway Owners LLC and Registrant, dated
          November 4, 1999(1)
 10.17    Registrant's 2000 Employee Stock Purchase Plan(1)
 10.18    Sublease between Looksmart, Ltd. and Registrant, dated
          January 14, 2000(1)
 10.19    Omnibus Service Agreement between Registrant and
          Blockbuster, Inc., dated February 1, 1999(1)
 10.20    DaimlerChrysler Corporation Agreement with Registrant, dated
          March 15, 1999(1)
 10.21    Employment Agreement between Registrant and Mark Kingdon,
          dated January 11, 2001(2)(3)
 10.22    First Amendment to Lease between 223 Broadway Owner LLC and
          Registrant dated November 4, 1999(2)
 10.23    Second Amendment to Lease between 223 Broadway Owner LLC and
          Registrant dated November 4, 1999(2)
 10.24    Second Amended and Restated 1999 Long-Term Stock Incentive
          Plan(2)
 10.25    Amended and Restated 2000 Employee Stock Purchase Plan(2)
 21.1     Subsidiaries of the Registrant(2)
 23.1     Consent of PricewaterhouseCoopers LLP(2)
 24.1     Power of Attorney

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

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Organic, Inc. has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORGANIC, INC. (Registrant)

                                          By:      /s/ SUSAN L. FIELD
                                            ------------------------------------
                                                       Susan L. Field
                                              >Executive Vice President, Chief
                                                 Officer and Chief Accounting
                                                           Officer
                                               (Principal Financial Officer)

Date: March 6, 2001

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
 10.23    Second Amendment to Lease between 223 Broadway Owner LLC and
          Registrant dated November 4, 1999(2)
 10.24    Second Amended and Restated 1999 Long-Term Stock Incentive
          Plan(2)
 10.25    Amended and Restated 2000 Employee Stock Purchase Plan(2)
 21.1     Subsidiaries of the Registrant(2)
 23.1     Consent of PricewaterhouseCoopers LLP(2)
 24.1     Power of Attorney

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