Form 10-Q
period 2001-03-31
ORGANIC INC
filed 2001-05-15
CIK 1093709

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-29405

                            ------------------------

                                 ORGANIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3258989
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                              601 TOWNSEND STREET
                        SAN FRANCISCO, CALIFORNIA 94103
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (415) 581-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of April 30, 2001 was 89,024,919.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 ORGANIC, INC.

                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of March 31, 2001
         (unaudited) and December 31, 2000...........................    1
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2001 and 2000 (unaudited)......    2
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000 (unaudited)......    3
         Notes to Condensed Consolidated Financial Statements........    4

         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................   10

         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   26

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   27
Item 4.  Submission of Matters to a Vote of Security Holders.........   27
Item 5.  Other Information...........................................   27
Item 6.  Exhibits and Reports on Form 8-K............................   27

SIGNATURES...........................................................   28

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents.................................   $  32,081      $  58,454
  Restricted cash...........................................      11,653         11,653
  Accounts receivable.......................................       6,164         18,649
  Costs in excess of billings...............................       2,591          1,413
  Deposits, prepaid expenses and other current assets.......       3,915          3,377
                                                               ---------      ---------
          Total current assets..............................      56,404         93,546
  Property and equipment, net...............................      21,774         33,769
  Long-term investments.....................................         258          1,767
  Deferred bank facility charge.............................       8,571         10,084
  Other assets..............................................         758            342
                                                               ---------      ---------
          Total assets......................................   $  87,765      $ 139,508
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued restructuring costs...............................   $  12,728      $   3,757
  Accounts payable and accrued expenses.....................      11,831         20,101
  Deferred revenue..........................................       6,561         12,393
  Deferred rent.............................................       1,800          1,759
  Current portion of long-term debt.........................         260            329
  Current portion of obligations under capital leases.......          35             36
                                                               ---------      ---------
          Total current liabilities.........................      33,215         38,375
  Long-term debt, net of current portion....................          11             22
  Obligations under capital leases, net of current
     portion................................................          57             67
                                                               ---------      ---------
          Total liabilities.................................      33,283         38,464
                                                               ---------      ---------
Minority interest in consolidated subsidiary................          --            215
Stockholders' equity:
  Preferred stock, $.0001 par value, 25,000,000 shares
     authorized.............................................          --             --
  Common stock, $.0001 par value, 200,000,000 shares
     authorized, 89,108,045 and 88,543,540 shares issued and
     outstanding at March 31, 2001 and December 31, 2000,
     respectively...........................................           9              9
  Additional paid-in capital................................     256,740        268,868
  Notes receivable from stockholders........................      (4,420)        (4,682)
  Deferred stock-based compensation.........................     (20,967)       (33,090)
  Accumulated deficit.......................................    (175,876)      (129,900)
  Accumulated other comprehensive income....................      (1,004)          (376)
                                                               ---------      ---------
          Total stockholders' equity........................      54,482        100,829
                                                               ---------      ---------
          Total liabilities and stockholders' equity........   $  87,765      $ 139,508
                                                               =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  2001            2000
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               ------------    ------------
Revenues....................................................  $    14,330     $    29,214
Operating expenses:
  Professional services
     Professional services other............................       15,169          16,336
     Professional services stock-based compensation.........       (1,063)          9,844
                                                              -----------     -----------
          Total professional services.......................       14,106          26,180
  Selling, general and administrative
     Selling, general and administrative other..............       19,727          19,910
     Selling, general and administrative stock-based
      compensation and other stock-based charges............        2,094          14,551
                                                              -----------     -----------
          Total selling, general and administrative.........       21,821          34,461
  Restructure expense.......................................       23,749              --
                                                              -----------     -----------
          Total operating expenses..........................       59,676          60,641
                                                              -----------     -----------
Operating loss..............................................      (45,346)        (31,427)
Minority interest in operations of consolidated
  subsidiary................................................           --              55
Investment loss.............................................       (1,256)             --
Interest expense............................................          (75)           (250)
Interest income.............................................          825             596
                                                              -----------     -----------
          Net loss before taxes.............................      (45,852)        (31,026)
Income tax expense..........................................          124             199
                                                              -----------     -----------
          Net loss..........................................  $   (45,976)    $   (31,225)
                                                              ===========     ===========
Basic and diluted net loss per share........................  $     (0.53)    $     (0.65)
                                                              ===========     ===========
Weighted average common shares outstanding -- basic and
  diluted...................................................   86,826,943      48,178,445
                                                              ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(45,976)   $(31,225)
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,943       2,149
    Stock-based compensation and other stock-based
     charges................................................     1,031      24,395
    Provision for doubtful accounts.........................       (35)      2,358
    Minority interest in operations of consolidated
     subsidiary.............................................        --         (47)
    Non cash portion of restructuring charge................    21,347          --
    Fixed assets write-off..................................     1,289          --
    Loss on investments.....................................     1,256          --
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable............    12,338     (14,190)
      (Increase) decrease in costs in excess of billings....    (1,177)        786
      Decrease (increase) in deposits and prepaid
       expenses.............................................        95      (1,332)
      (Increase) decrease in other assets...................      (423)        892
      Decrease in accounts payable and accrued expenses.....    (8,054)       (489)
      (Decrease) increase in deferred revenue...............    (5,832)      1,560
      Increase in deferred rent.............................        41           6
      (Decrease) increase in income taxes payable...........      (215)        165
                                                              --------    --------
        Net cash used in operating activities...............   (21,372)    (14,972)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (4,553)     (7,292)
  Acquisition of Brasil Comunicacao.........................       (91)         --
  Purchase of short-term investments........................        --        (194)
                                                              --------    --------
        Net cash used in investing activities...............    (4,644)     (7,486)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............        --     115,918
  Proceeds from issuance of common stock from ESPP, net.....       174          --
  Proceeds from exercise of common stock options and
    warrants................................................        24       3,011
  Proceeds from long-term debt..............................        --       3,500
  Proceeds from repayment of employee loan..................        57          --
  Payments for repurchase of common stock...................      (146)        (47)
  Payments on capital leases................................       (10)        (10)
  Payments on long-term debt................................       (80)    (16,718)
                                                              --------    --------
        Net cash provided by financing activities...........        19     105,654
        Effect of exchange rate changes on cash and cash
        equivalents.........................................      (376)        (47)
                                                              --------    --------
        Net (decrease) increase in cash and cash
        equivalents.........................................   (26,373)     83,149
Cash and cash equivalents and restricted cash at beginning
  of period.................................................    70,107       8,385
                                                              --------    --------
Cash and cash equivalents at end of period..................    43,734      91,534
Restricted cash at end of period............................   (11,653)         --
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 32,081    $ 91,534
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for interest....................................  $     67    $    236
                                                              ========    ========
  Cash paid for income taxes................................  $     19    $     42
                                                              ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gains on available for sale securities.........  $   (252)   $     --
                                                              ========    ========
  Reduction in deferred compensation for options
    cancelled...............................................  $  6,182    $  5,015
                                                              ========    ========
  Deferred stock-based compensation.........................  $     --    $ 34,752
                                                              ========    ========
  Exercise of stock options with stockholder note
    receivable..............................................  $     --    $  4,453
                                                              ========    ========
  Conversion of Series A and Series B convertible preferred
    stock into common stock in conjunction with initial
    public offering.........................................  $     --    $  6,949
                                                              ========    ========
  Acquisition of Brasil Comunicacao:
    Minority interest in consolidated subsidiary............  $    604
    Common stock issued.....................................  $    513    $     --
                                                              ========    ========
    Net cash payment........................................  $     91    $     --
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         ORGANIC, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Organic, Inc. and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the disclosures necessary for annual consolidated financial statements in conformity with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2001.

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

NOTE 3 -- NET LOSS PER SHARE

     The Company computes basic net loss per share by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of common stock subject to repurchase rights, the incremental common shares issuable upon the exercise of the stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method).

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 3 -- NET LOSS PER SHARE (CONTINUED)
     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    --------------------------
                                                       2001           2000
                                                    -----------    -----------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Numerator:
  Net loss attributable to common stockholders....  $   (45,976)   $   (31,225)
                                                    ===========    ===========
Denominator:
  Weighted average common shares outstanding......   88,529,846     51,872,529
  Less: weighted average unvested common shares
     subject to repurchase........................   (1,702,903)    (3,694,084)
                                                    -----------    -----------
  Weighted average common shares used in computing
     basic and diluted net loss per share.........   86,826,943     48,178,445
                                                    ===========    ===========
Basic and diluted net loss per share..............  $     (0.53)   $     (0.65)
                                                    ===========    ===========

     The following table sets forth common stock equivalents that were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for those periods presented.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                         2001          2000
                                                       ---------    ----------
Weighted average effect of common stock equivalents:
  Series A convertible preferred stock...............         --    28,582,418
  Series B convertible preferred stock...............         --     1,962,198
  Unvested common shares subject to repurchase.......  1,702,903     3,694,084
  Common stock options...............................  2,835,545    12,336,027
  Common stock warrants..............................         --       988,605

NOTE 4 -- COMPREHENSIVE LOSS

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The components of comprehensive loss were as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
(IN THOUSANDS)

Net loss...............................................  $(45,976)   $(31,225)
Unrealized losses on available for sale securities.....      (252)         --
Foreign currency translation adjustment................      (376)        (47)
                                                         --------    --------
Comprehensive loss.....................................  $(46,604)   $(31,272)
                                                         ========    ========

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4 -- COMPREHENSIVE LOSS (CONTINUED)
     The tax effects of comprehensive loss were not considered material. The following is a summary of the components of accumulated other comprehensive income:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
(IN THOUSANDS)

Unrealized (losses) gains on available for sale
  securities.........................................   $  (176)       $  76
Foreign currency translation adjustment..............      (828)        (452)
                                                        -------        -----
Balance..............................................   $(1,004)       $(376)
                                                        =======        =====

NOTE 5 -- INVESTMENTS

     The Company's investments are primarily composed of common stock received from its customers in exchange for services rendered. Initially, the Company records the common stock on the consolidated balance sheet based on the estimated fair value of the services provided to the customers or, if publicly traded, the market value of the stock as of the measurement date. The Company classified these investments as available-for-sale. In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. For the three months ended March, 2001, the Company recorded unrealized losses of $252,000 for HomeGrocer, which was acquired by Webvan Group in September 2000, based on the fair market values of its publicly traded common stock.

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment loss. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. For the three months ended March 31, 2001, the Company recorded investment losses of $257,000, $200,000, $281,000, 19,000 and $500,000 related to Retail Options LLC, Web
Express, Wordly Investor, Stan Lee Media and Etown, respectively. These amounts have been recorded as an investment loss on the condensed consolidated statements of operations.

NOTE 6 -- DEFERRED STOCK-BASED COMPENSATION

     The Company recorded no deferred stock-based compensation for the three months ended March 31, 2001. Deferred stock-based compensation has been included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the related options, generally 4 years, consistent with the method described in Financial Accounting Standards Board Interpretation ("FIN") No. 28. The Company recognized stock-based compensation expense of $(0.5) million, net of $6.4 million reversal of stock-based compensation amortized related to unvested shares for terminated employees for the three months ended March 31, 2001. The Company recorded reductions in deferred stock-based compensation relating to terminated employees of $3.1 million for the three months ended March 31, 2001. As of March 31, 2001, the Company had an aggregate of $21.0 million of deferred stock-based compensation remaining to be amortized.

NOTE 7 -- RESTRUCTURING

     On March 29, 2001, the Company announced its second restructuring plan eliminating approximately 300 positions, distributed 75% among professional service staff and 25% among corporate service staff. In addition, the Company reduced space associated with its offices and wrote-off all fixed assets which are no longer in use. This restructuring was in addition to its December 14, 2000 restructuring, which eliminated approximately 270 positions, distributed 70% among professional service staff and 30% among corporate

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7 -- RESTRUCTURING (CONTINUED)

service staff. Many of the positions eliminated in December 2000 related to closures of the Company's Atlanta and Boston facilities.

     The Company has recorded total restructuring charges of $30.6 million. The total cash outlay for the Company's restructuring efforts in the fourth quarter of 2000 and the first quarter of 2001 is expected to be approximately $16.6 million. The remaining $14.0 million consists of non-cash charges primarily for asset write offs. As of March 31, 2001, $3.8 million in cash had been used to fund the restructuring and all $14.0 million of non-cash charges were recognized. The remaining cash outlay of $12.8 million is expected to occur over the next nine months.

     Both restructuring efforts required an evaluation of asset impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to write these assets down to their fair value.

Restructuring and other related activities were as follows:

            IN THOUSANDS              SEVERANCE   FACILITIES   FIXED ASSETS   OTHER    TOTAL
------------------------------------  ---------   ----------   ------------   -----   --------
Balance as of December 31, 2000.....   $  296      $ 3,395       $     --     $ 66    $  3,757
Charged to operations for the three
  months ended March 31, 2001.......    3,190        8,168         12,376       15      23,749
Charges utilized for the three
  months ended March 31, 2001.......     (493)      (1,863)       (12,376)     (46)    (14,778)
Balance as of March 31, 2001........    2,993        9,700             --       35      12,728

NOTE 8 -- SEGMENTS

     Although the Company offers various services such as ibusiness, marketing solutions, and customer service and fulfillment consulting services to its customers, management does not manage its operations by these service lines, but instead views the Company as one operating segment when making business decisions. The Company does manage its operations on geographical basis. Revenues are attributed to the United States and to all foreign countries based on actual work performed in those geographic areas. Revenues from external customers and long-lived assets, attributable to an individual country, other than the United States, were not significant. Revenues from external customers and long-lived assets information by geographic area are summarized as follows:

                                                       MARCH 31,     MARCH 31,
                    IN THOUSANDS                         2001           2000
-----------------------------------------------------  ---------    ------------
Revenues from External Customers
  United States......................................   $11,482       $26,509
  International......................................     2,848         2,705
                                                        -------       -------
                                                        $14,330       $29,214
                                                        =======       =======

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Long-Lived Assets(1)
  Domestic...........................................   $20,422       $31,743
  International......................................     1,932         2,249
                                                        -------       -------
                                                        $22,354       $33,992
                                                        =======       =======

---------------

(1) Long-lived assets include net property, plant and equipment, and net intangible assets.

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9 -- CONTINGENCIES

  LEASES

     The Company leases various office space and office equipment under non-cancelable operating and capital leases with initial or remaining terms of one year or more. Total rent expense under operating leases was approximately $2.8 million and $1.3 million for three months ended March 31, 2001 and 2000, respectively.

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

EMPLOYEES

     The Company has employment agreements and commitments with certain executive officers under which the employees would be entitled to receive severance payments if their employment were to be terminated under certain conditions.

NOTE 10 -- RISKS AND UNCERTAINTIES

     The Company is subject to all of the risks inherent in an early stage company in the Internet professional services industry. These risks include, but are not limited to, a limited operating history, its ability to raise capital, limited management resources, dependence upon consumer acceptance of the Internet, Internet-related security risks and the changing nature of the electronic commerce industry. The Company's operating results may be materially affected by the foregoing factors.

     The Company has incurred substantial losses and negative cash flow from operations since inception. As of March 31, 2001, the Company has an accumulated deficit of $175.9 million. The Company is subject to unanticipated developments in the short term, such as the entry into agreements which may require large cash payments, further deterioration of the Internet professional services industry or the acquisition of businesses with negative cash flows, which may necessitate additional financing. The Company may seek to raise additional funds through public or private debt or equity financings in order to:

     - fund their operations and capital expenditures;

     - take advantage of favorable business opportunities;

     - acquire complementary businesses or technologies;

     - develop and upgrade their technology infrastructure;

                         ORGANIC, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 10 -- RISKS AND UNCERTAINTIES (CONTINUED)

     - reduce outstanding debt;

     - develop new product and service offerings;

     - take advantage of favorable conditions in capital markets; or

     - respond to competitive pressures.

     The capital markets, and in particular the public equity market for Internet professional services companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet professional services companies to raise capital through these markets. The Company cannot assure that additional financing will be available on favorable terms, or at all.

     The Company has an unused credit facility with Omnicom Group allowing it to borrow up to $15.0 million. This credit facility contains some restrictions and any borrowings under the credit facility require the Company to comply with financial covenants and are secured by some of its investments. These financial covenants include minimum revenue targets, limitations on loans by the Company to officers and directors and limitations on capital equipment purchases. The Company exceeded the limitations on capital equipment purchases and made loans (since repaid in full) to officers of the Company in excess of the contractual limitations during the year ended December 31, 2000. All of the capital equipment purchases and the loans were approved by the Company's board of directors. As of March 31, 2001, there are no borrowings outstanding under this credit facility. The Company has requested a waiver from Omnicom Group relating to the financial covenants.

     In addition, the Company received notice on March 28, 2001, that its common stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on The Nasdaq National Market.

NOTE 11 -- SUBSEQUENT EVENTS

     On April 9, 2001, the Company made an additional investment of $500,000 in Retail Options LLC, a joint venture that includes Federated Department Stores, Sears Roebuck & Co., Groupe Carrefour and St. Paul Fire & Marine Insurance Company. The alliance was created to identify, invest in, develop and distribute brands and technologies that present opportunities in both brick-and-mortar and e-commerce retailing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report includes statements that qualify as forward-looking statements under the Private Securities Litigation Reform Act of 1995. The information in this report contains forward-looking statements that are based on our management's current expectations. These forward-looking statements include statements regarding the following topics, among others: our business strategy and operations, future expansion or restructuring plans, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in this report. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "believes", "anticipates", "intends", "estimates", "expects", "projects", "plans", "predicts", "potential", "continue", "strategy" and similar expressions are intended to identify forward-looking statements. Factors that might cause or contribute actual results to differ to such a discrepancy include, but are not limited to, those discussed in the section entitled "Factors That May Affect Results" and the risks discussed in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627) and our Annual Report on Form 10-K filed March 6, 2001. All forward-looking statements are made as of today and reflect our management's current expectations. We disclaim any duty to update such statements.

OVERVIEW

     Since our founding in 1993 as a sole proprietorship and our incorporation in January 1995, we believe that we have been an innovator and leader in the Internet professional services industry. We focus on providing an integrated suite of services to our clients including strategic consulting and research, Web site design, software engineering and technical program management, online marketing solutions including media buying and management, and customer service and fulfillment consulting. As the Internet continues to evolve, these services provide our clients with the necessary tools to effectively manage and grow their customer and business relationships. We have performed work for over 300 major traditional and online companies to establish or enhance brands and have introduced several new service lines to address particular client needs.

     We plan to scale our operations to accommodate the demand from potential clients for Internet professional service offerings and to better serve our existing clients in both their various domestic and international locations. We expect that our revenues will be driven primarily by the number, size and scope of our client engagements and, to a lesser extent, by our professional services headcount. The number, size, and scope of our engagements are also affected by general economic conditions and the willingness of clients to spend money on Internet projects. For the three months ended March 31, 2001, five clients accounted for 67.3% of our revenues, with DaimlerChrysler and Federated Department Stores accounting for 24.6% and 22.1%, respectively. Revenues from any given client will vary from period to period; however, we expect that significant concentration will continue for the foreseeable future as we execute on our strategy of developing deeper multi-service line relationships with our clients. To the extent that any significant client reduces its use of our services or terminates its relationship with us, our revenues could decline. As a result, the loss of any significant client could negatively impact our business and results of operations.

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

     During the year ended December 31, 2000, we opened offices in Toronto, Atlanta and Boston. In December 2000, we announced a restructuring which included closing our Atlanta and Boston offices. In March 2001, we announced a restructuring which further streamlined operations at our remaining 8 locations. Our international operations collectively accounted for 19.9% of our total revenues for the three months ended March 31, 2001 as compared to 8.9% during the three months ended March 31, 2000.

     Our professional services expenses include the direct costs associated with our billable employees and contractors. These expenses include salaries, bonuses, benefits, stock-based compensation, travel and entertainment expenses. Professional services margin reflect revenues less professional services expenses which are incurred regardless of whether or not a billable employee's time is billed to a client. In the past, our professional services expenses increased in absolute dollars. However, we expect professional services expenses to decrease in the foreseeable future as we begin to realize the benefits of our restructuring efforts, including a decrease in wages and benefits as well as reductions to stock-based compensation. Our professional services margin is affected by many factors, including utilization rate, the efficiency with which we utilize our employees, and retention of our clients. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our professional services margin. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project as expected, we must rapidly re-deploy professional services personnel to other engagements in order to minimize under-utilization which, in turn, would adversely affect professional services margin.

     Our selling, general and administrative expenses primarily consist of stock-based compensation and other stock-based charges, the direct costs associated with employees and contractors in non-billable departments, as well as real estate costs, depreciation and other investments in our corporate support services. In the past, our selling general and administrative expenses increased in absolute dollars. However, we expect selling general and administrative expenses to decrease in the foreseeable future as we begin to realize the benefits of our restructuring efforts, including a decrease in wages and benefits as well as reductions to stock-based compensation and our real estate costs.

     We have a limited operating history upon which you may evaluate our business and prospects. We have incurred significant losses since inception, and, as of March 31, 2001, had an accumulated deficit of $175.9 million. We believe our success depends on increasing our client base, retaining professionals, and maintaining our global presence. We expect associated headcount and infrastructure costs to decrease, as a result of our restructurings announced in December 2000 and March 2001. We expect to continue to incur operating losses for the foreseeable future.

     Our clients tend to spend proportionally more on our services during the second and third quarters and we expect this seasonality trend may continue in the near future. This has caused our past operating results to fluctuate significantly from quarter to quarter. Our past growth and restructuring has and will continue to place significant demands on our management and operational resources. If we are unable to manage our restructuring effectively, our expenses could increase more quickly than our revenues. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. In addition, although we have previously experienced significant percentage growth in annual revenues, we do not believe that prior growth rates are indicative of future operating results. Please refer to "Factors That May Affect Results" for additional information.

RESULTS OF OPERATIONS

     The following table presents our consolidated statement of operations as a percentage of revenues for the periods indicated. We derived this data from our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which, in our opinion, include all normal recurring adjustments necessary to fairly present the results of operations for the periods shown. This information should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. The operating results for any period are not necessarily indicative of the results that may be expected for any future period.

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2001        2000
                                                           ------      ------
Revenues.................................................   100.0%      100.0%
Operating expenses:
  Professional services
     Professional services other.........................   105.9%       55.9%
     Professional services stock-based compensation......    (7.4)%      33.7%
                                                           ------      ------
          Total professional services....................    98.5%       89.6%
  Selling, general and administrative
     Selling, general and administrative other...........   137.7%       68.2%
     Selling, general and administrative stock-based
       compensation and other stock-based charges........    14.6%       49.8%
                                                           ------      ------
          Total selling, general and administrative......   152.3%      118.0%
Restructure expense......................................   165.7%        0.0%
                                                           ------      ------
          Total operating expenses.......................   416.5%      207.6%
Operating loss...........................................  (316.5)%    (107.6)%
Minority interest in operations of consolidated
  subsidiary.............................................     0.0%        0.2%
Investment loss..........................................    (8.8)%       0.0%
Interest expense.........................................    (0.5)%      (0.9)%
Interest income..........................................     5.8%        2.0%
                                                           ------      ------
          Net loss before taxes..........................  (320.0)%    (106.2)%
Income tax expense.......................................     0.9%        0.7%
                                                           ------      ------
          Net loss.......................................  (320.9)%    (106.9)%
                                                           ======      ======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

     Our revenues were $14.3 million for the three months ended March 31, 2001, a decrease of 51.0% over $29.2 million for the three months ended March 31, 2000. This decrease was primarily due to a decrease in the number of clients and size and scope of our engagements, resulting from a change in market conditions and the slowing demand for Internet professionals. During the year ended December 31, 2000, we opened offices in Toronto, Atlanta, and Boston. The Atlanta and Boston offices were subsequently closed in December 2000, as a result of our restructuring efforts. In March 2001, we announced a restructuring which further streamlined operations at our remaining 8 locations. For the three months ended March 31, 2001, revenue of $158,000 was generated from new clients. Our increased sales and marketing efforts resulted in the continuing of our relationship with many existing clients since March 31, 2000, most notably DaimlerChrysler and Federated Department Stores, Inc. which accounted for 24.6% and 22.1%, respectively of our total revenues for the three months ended March 31, 2001. Revenues from our international locations increased to 19.9% of our total revenues for the three months ended March 31, 2001 from 8.9% for the three months ended March 31, 2000.

PROFESSIONAL SERVICES OTHER

     Our professional services other expenses were $15.2 million for the three months ended March 31, 2001, a decrease of 7.2% over $16.3 million for the three months ended March 31, 2000. This decrease in professional services other expenses was primarily due to decreases in our headcount and overall salary costs associated with our restructuring efforts in December 2000. We expect further decreases in salary costs associated with our restructuring efforts in March 2001 and we expect these salary costs to decline as we plan to continue to moderate hiring, take advantage of voluntary attrition and continue to evaluate voluntary and involuntary reduction in personnel where employees appear to be underutilized. This decline will be slightly offset by year end merit increases. Although professional services expense decreased in absolute dollars, it increased to 105.9% for the three months ended March 31, 2001 from 55.9% for the three months ended March 31, 2000, as a percentage of revenues due primarily to the decline in revenue discussed above. As we begin to recognize the benefits from our March 2001 restructuring, we expect professional services other expense to decline as a percentage of revenue.

PROFESSIONAL SERVICES STOCK BASED COMPENSATION

     We recognize deferred stock-based compensation in connection with the granting of options to purchase our common stock to our employees with purchase or exercise prices that are less than the deemed fair market value at the grant date. Deferred stock-based compensation is being amortized over the vesting period of the stock options, generally 4 years. Professional services stock-based compensation expense decreased to a credit of $1.1 million, or (7.4)% of revenues, for the three months ended March 31, 2001 from $9.8 million, or 33.7% of revenues, for the three months ended March 31, 2000. This decrease is the result of the reversal of stock-based compensation amortized related to unvested shares for terminated employees combined with a decline in stock-based compensation expense as deferred stock-based compensation becomes fully amortized. As of March 31, 2001, we had an aggregate of $7.7 million of deferred stock-based compensation relating to professional services remaining to be amortized. We expect the annual amortization of stock-based compensation for professional services for fiscal years ended 2001, 2002 and 2003 to be $4.0 million, $2.8 million and $794,000, respectively, based on current vesting periods. These amounts may be reduced as employees leave and the remaining vesting periods are adjusted.

SELLING, GENERAL AND ADMINISTRATIVE OTHER

     Our selling, general and administrative other expenses were $19.7 million for the three months ended March 31, 2001, a decrease of 1.0% over $19.9 million for the three months ended March 31, 2000. The slight decrease is the result of decreased training, recruiting, and retention costs associated with the decrease in personnel, partially offset by increased facilities, rent and depreciation costs associated with our new building leases in San Francisco, Toronto, Detroit and New York. As a percentage of revenues, selling, general and administrative other expenses increased to 137.7% for the three months ended March 31, 2001 from 68.2% for the three months ended March 31, 2000. This increase was primarily the result of the decline in revenue discussed above. As we begin to recognize the benefits from our March 2001 restructuring, selling, general and administrative other expense is expected to decline as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE STOCK BASED COMPENSATION AND OTHER STOCK-BASED CHARGES

     Selling, general and administrative stock-based compensation and other stock-based charges expense decreased to $2.1 million, or 14.6% of revenues, for the three months ended March 31, 2001 from $14.6 million, or 49.8% of revenues, for the three months ended March 31, 2000. This decrease is the result of the reversal of stock-based compensation amortized related to unvested shares for terminated employees combined with a decline in stock-based compensation expense as deferred stock-based compensation becomes fully amortized. As of March 31, 2001, we had an aggregate of $13.3 million of deferred stock-based compensation relating to selling, general and administrative services remaining to be amortized. We expect the annual amortization of stock-based compensation for selling, general and administrative services for fiscal years ended 2001, 2002 and 2003 to be $7.3 million, $4.9 million and $1.1 million, respectively, based on current vesting periods. These amounts may be reduced as employees leave and the remaining vesting periods are adjusted.

     In connection with the $30.0 million revolving credit facility obtained on August 27, 1999, we issued a warrant on September 13, 1999 that entitled Omnicom Group to purchase 2,249,076 shares of common stock and recorded a deferred bank facility charge of approximately $18.2 million. This amount is being amortized on a straight-line basis over the longer of 36 months, the term of the credit facility, or until the credit facility is terminated. For the three months ended March 31, 2001 and 2000, we recognized bank facility expense of

$1.5 million, or 10.6% of revenue, and $1.5 million, or 5.2% of revenue, respectively. As of March 31, 2001 we had $8.6 million relating to this deferred bank facility charge remaining to be amortized. We expect the annual amortization of the deferred bank facility charge for fiscal years ended 2001 and 2002 to be $4.5 million and $4.0 million, respectively. The amortization may be recognized earlier if the credit facility is terminated.

RESTRUCTURING EXPENSE

     On March 29, 2001 we announced our second restructuring plan eliminating approximately 300 positions, distributed 75% among professional service staff and 25% among corporate service staff. In addition, we reduced space associated with our offices and wrote-off all fixed assets which are no longer in use. This restructuring was in addition to our December 14, 2000 restructuring, which eliminated approximately 270 positions, distributed 70% among professional service staff and 30% among corporate service staff. Some of those positions eliminated related to closures of our Atlanta and Boston facilities.

     We have recorded total restructuring charges of $30.6 million. The total cash outlay for our restructuring efforts in the fourth quarter of 2000 and the first quarter of 2001 is expected to be approximately $16.6 million. The remaining $14.0 million consists of non-cash charges primarily for asset write-offs. As of March 31, 2001, $3.8 million in cash had been used to fund the restructuring activities and all $14.0 million of non-cash charges were recognized. We expect remaining cash outlay of $12.8 million to occur over the next nine months.

INVESTMENT LOSS

     For the three months ended March 31, 2001, we recorded investment losses of $257,000, $200,000, $281,000, 19,000 and $500,000 related to Retail Options LLC,
Web Express, WebVan, Wordly Investor, Stan Lee Media and Etown, respectively. We recorded these amounts as an investment loss on our condensed consolidated statements of operations.

INTEREST EXPENSE

     Interest expense represents interest expense incurred on our financing obligations. We recognized interest expense of $75,000 and $250,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease for the three months ended March 31, 2001 was due to the fact that there were no outstanding borrowings under the revolving credit facility for the first quarter of 2001 as was the case for the three months ended March 31, 2000.

INTEREST INCOME

     Interest income represents interest income generated from our cash and cash equivalents, restricted cash and short-term investments. We recognized interest income of $825,000 and $596,000 for the three months ended March 31, 2001 and 2000, respectively. The increase for the three months ended March 31, 2001 was due to additional funds generated from our initial public offering in February 2000. For the three months ended March 31, 2001 we invested our cash balances in treasury securities, money market funds and high grade, short-term commercial paper.

LIQUIDITY AND CAPITAL RESOURCES

     On February 18, 2000, we completed an initial public offering of 6,325,000 shares of our common stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share and realized net proceeds of approximately $115.8 million. The primary purposes of this offering were to obtain additional equity capital to assist with our growth strategies, create a public securities market for our common stock, and facilitate future access to public markets. We have used, and expect to continue to use, the proceeds for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. Pending such uses, we have invested the net proceeds of this offering in treasury securities, money market funds, and high quality, short-term commercial paper. Prior to our initial public offering, we primarily financed our operations through the issuance of convertible preferred stock, borrowings under equipment lines of credit and borrowings under a revolving credit facility. As of March 31, 2001, we had $43.7 million in cash and cash equivalents, including $11.7 million, related to letters of credit on our leased office space, which is restricted as to use. Our principal commitments consist of obligations outstanding under capital and operating leases and software financing agreements. In addition, the Company has obligations to pay $12.8 million over the next nine months, related to our restructuring efforts.

     Net cash used in operating activities was $21.4 million and $15.0 million for the three months ended March 31, 2001 and 2000, respectively. Net cash flows used in operating activities for the three months ended March 31, 2001 reflect increasing net losses and decreases in accounts payable, accrued expenses, and deferred revenue partially offset by decreases in accounts receivable. Net cash flows used in operating activities for the three months ended March 31, 2000, reflect net losses and increases in accounts receivable.

     Net cash used in investing activities was $4.6 million and $7.5 million for the three months ended March 31, 2001 and 2000, respectively. Net cash flows used in investing activities in each quarter primarily reflect purchases of property and equipment. The reduction from March 31, 2000 to March 31, 2001 reflects our efforts to reduce capital expenditures.

     Net cash provided by financing activities was $19,000 and $105.6 million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities for the three months ended March 31, 2001 was primarily due to issuance of common stock for our employee stock purchase plan partially offset by the repurchase of common stock from terminated employees. Net cash provided by financing activities for the three months ended March 31, 2000 was due to the proceeds from our initial public offering partially offset by the repayment of the revolving line of credit described above.

     Capital expenditures, excluding capital leases, were $4.6 million and $7.3 million for the three months ended March 31, 2001 and 2000. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer equipment, computer software, other internal software implementations and leasehold improvements. Since inception, we have generally funded capital expenditures through the use of capital leases, equipment lines of credit, software financing agreements. However, since our initial public offering we have funded expenditures with the related proceeds. We expect that our capital expenditures will decline in the future as we take advantage of capital expenditures made in prior years and moderate our headcount.

     On August 27, 1999, we entered into a revolving credit facility with Omnicom Group that allowed us to borrow up to $30.0 million at the lender's commercial paper rate plus 3.0% until the closing of our initial public offering. The revolving credit facility was primarily used for working capital purposes. Upon the completion of our initial public offering in February 2000, the borrowing limit available under the revolving credit facility was reduced to $15.0 million at the lender's commercial paper rate plus 1.25% through September 30, 2002 and the amount outstanding including interest was repaid in full. This credit facility contains some restrictions and any borrowings under the credit facility require us to comply with financial covenants and are secured by some of our investments. These financial covenants include minimum revenue targets, limitations on loans by us to officers and directors and limitations on capital equipment purchases. We exceeded the limitations on capital equipment purchases and made loans (since repaid in full) to officers in excess of the contractual limitations during the year ended December 31, 2001. All of the capital equipment purchases and the loans were approved by our board of directors. As of March 31, 2001, there are no borrowings outstanding under this credit facility. We have requested a waiver from Omnicom Group relating to the financial covenants.

     We have several capital leases with various vendors for equipment used in our operations with lease terms ranging from four to six years. In the aggregate, the leases carry an implicit interest rate of 8.25% and the monthly payments range from $1,000 to $5,000 under the terms of these leases. As of March 31, 2001, the remaining aggregate obligation under these capital leases was approximately $92,000.

     We have not generated positive cash flows from operations since inception and will continue to utilize our existing cash resources to fund our operations. We have reduced our capital expenditures and we expect them to continue to decline for the foreseeable future.

     Our common stock is currently trading at prices less than $1 per share. If our common stock continues to trade at this level, our stock could be delisted from The Nasdaq National Market, thus adversely affecting or limiting or restricting our ability to raise funds through stock issuances. On March 28, 2001, we received a notice from the staff of The Nasdaq National Market that our common stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on The Nasdaq National Market. The notice states that if between the date of the notice and June 26, 2001 the bid price of our common stock does not close at or above $1.00 for at least 10 consecutive trading days, then our common stock could be delisted. Since the date of the original notice and May 14, 2001, the bid price of our common stock has not closed above $1.00.

RECENT ACCOUNTING PRONOUNCEMENTS

     We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the audited consolidated annual financial statements in this Annual Report on Form 10-K.

     During the quarter no issues impacted us.

FACTORS THAT MAY AFFECT RESULTS

     In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be read carefully when evaluating us and our business because such factors may have a significant impact on our business, operating results, financial condition and cash flows. Our actual results could differ materially from those projected in any forward-looking statements as a result of the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q and the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627).

RISKS RELATED TO ORGANIC

WE MAY BE UNABLE TO MANAGE EFFECTIVELY THE RESTRUCTURINGS WE ANNOUNCED IN DECEMBER 2000 AND MARCH 2001, WHICH COULD RESULT IN OUR BEING UNABLE TO CONTROL OUR COSTS AND IMPLEMENT OUR BUSINESS STRATEGIES EFFECTIVELY.

     In December 2000, we announced a restructuring of our business, which included a reduction in workforce and the closure of two offices, among other steps we took to reduce expenses. In March 2001, we announced another restructuring, which included an additional reduction in workforce. The planning and implementation of our restructurings has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees.

     If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than our revenues or our revenues could decline as a result of our failure to service new client engagements adequately, either of which would seriously harm our business, financial condition, results of operations and cash flows. If we find that our restructurings announced in December and March are insufficient to balance our expenses with our revenues, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount, close additional offices or to undertake a restructuring of our service offering. Alternatively, if we have reduced headcount or skill sets or experience attrition below the level at which we are able effectively to service our existing client engagements, then our ability to retain or expand the scope of our existing client engagements or win new client engagements may be impaired, which in turn could seriously harm our reputation and results of operations.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR CONTINUING OPERATIONS AND EXPANSION, IF ANY, AND ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO US.

     Unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the Internet professional services industry or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to:

     - fund our operations and capital expenditures;

     - take advantage of favorable business opportunities;

     - acquire businesses or technologies;

     - develop and upgrade our technology infrastructure;

     - reduce outstanding debt;

     - develop new product and service offerings;

     - take advantage of favorable conditions in capital markets; or

     - respond to competitive pressures.

     The capital markets, and in particular the public equity market for Internet service companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure you that the additional financing will be available on terms favorable to us, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit our operating flexibility.

OUR REVENUES COULD BE SIGNIFICANTLY REDUCED BY THE LOSS OF A MAJOR CLIENT.

     We derive a significant portion of our revenues from a limited number of clients. The loss of any of these major clients, if not replaced, could dramatically reduce our revenues. For example, for the three months ended March 31, 2001, our five largest clients accounted for approximately 67.3% of our total revenues, with DaimlerChrysler and Federated Department Stores, Inc. accounting for approximately 24.6% and 22.1% of our revenues, respectively.

IF WE FAIL TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET, YOUR ABILITY TO BUY OR SELL OUR COMMON STOCK MAY BE MATERIALLY IMPAIRED.

     On March 28, 2001, we received a notice from the staff of The Nasdaq National Market that our common stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on The Nasdaq National Market. The notice states that if between the date of the notice and June 26, 2001 the bid price of our common stock does not close at or above $1.00 for at least 10 consecutive trading days, then our common stock could be delisted. Since the date of the original notice and May 14, 2001, the bid price of our common stock has not closed above $1.00.

     Prior to any actual delisting, we will have an opportunity to request a hearing. At a hearing, we may present a plan demonstrating that we can comply with the continued listing requirements. At present, we have made no decision with respect to a course of action but will continue to evaluate alternatives, including accepting a delisting determination.

     If our common stock is delisted from The Nasdaq National Market, we may or may not apply for listing on The Nasdaq SmallCap Market, the OTC Bulletin Board or another quotation system or exchange on which we could qualify. We cannot guarantee, however, that we would apply for listing on another quotation system or exchange if we are delisted from The Nasdaq National Market or that if we do apply for listing that we would be eligible initially for such listing or that if we do become listed, that we would be able to maintain eligibility. Listing on another quotation system or exchange may negatively affect the price of our common stock because stocks trading on over-the-counter markets are typically less liquid and trade with larger variations between the bid and ask prices.

     If the market price for our common stock remains below $1.00 per share and we are no longer listed on The Nasdaq National Market, our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

WE MAY BE UNABLE TO RETAIN TALENTED PERSONNEL WHO ARE ESSENTIAL FOR COMPLETING CLIENT PROJECTS, WHICH COULD HARM OUR PERFORMANCE ON EXISTING PROJECTS AND REDUCE OUR ABILITY TO OBTAIN NEW PROJECTS.

     Our business is labor intensive, and thus our success depends on training and retaining talented professionals. All of our current employees and senior managers are employed on an at-will basis. If a significant number of our current employees, contractors or senior managers leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenues. In addition, our industry and business are subject to high turnover rates among employees. As a result, we may be unable to successfully retain qualified personnel. As of March 31, 2001, we had 612 full time employees. The failure to retain the necessary personnel would reduce our capacity to handle new client engagements and therefore our revenue. Additionally, our recent restructurings in December 2000 and March 2001 significantly reduced our headcount, among other things, which may have the effect of lowering employee morale and increasing attrition. While we have implemented a retention bonus plan for targeted employees, there can be no assurance that the bonuses are sufficient to retain employees or that, when the bonuses are paid in the third quarter, that employees will elect to stay with us beyond that date. If we have reduced headcount or skill sets or experience attrition below the level at which we are able effectively to service our existing client engagements, then our ability to retain or expand the scope of our existing client engagements or win new client engagements may be impaired, which in turn could seriously harm our reputation and results of operations.

WE MAY HAVE MORE DIFFICULTY COLLECTING OUR ACCOUNTS RECEIVABLE FROM EMERGING GROWTH AND START-UP CLIENTS THAN OTHER CLIENTS, WHICH MAY AFFECT OUR REVENUES AND DAMAGE OUR POTENTIAL PROFITABILITY.

     For the three months ended March 31, 2001, approximately 8.9% of our revenues were derived from services provided to emerging growth and start-up companies. We believe that we may face certain risks in doing business with emerging growth and start-up clients that we may not face with our mature or established "brick and mortar" clients, including the ability of these clients to make timely payments from existing funds or to raise additional funds on favorable terms or at all. Unless we are diligent in invoicing and collecting amounts during the beginning stages of our engagements, we believe we may experience longer payment cycles and problems in collecting accounts receivable with respect to emerging growth and start-up clients. Additionally, our clients or potential clients' inability to raise additional funds may cause them to terminate or reduce the scope of the services we provide them, which could affect our business, financial condition and operating results.

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

     If any of these risks should materialize, our international and domestic businesses, financial conditions, results of operations and cash flows could be harmed. Our revenues derived from international operations were 19.9% of our total revenues for the three months ended March 31, 2001.

PRIOR TO OUR INITIAL PUBLIC OFFERING, WE HAD GRANTED OPTIONS TO PURCHASE COMMON STOCK AT LOW EXERCISE PRICES, WHICH WILL RESULT IN ADDITIONAL COMPENSATION EXPENSE IN THE FUTURE AND REDUCE OUR REPORTED EARNINGS.

     Prior to our initial public offering, we granted employees options to purchase our common stock at exercise prices below the deemed fair market value on the date of grant. For the three months ended March 31, 2001, we granted options to purchase 5,433,168 shares of common stock to employees with an exercise price of $1.219 per share. As of March 31, 2001, we had $21.0 million of deferred stock-based compensation remaining that will be amortized over the next three years, as the options vest which will dilute any future earnings that we may achieve.

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

     We have experienced operating losses as well as net losses for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, our net losses were $46.0 million and $31.2 million, respectively. For the three months ended March 31, 2001 and 2000, our net losses were 320.9% and 106.9% of total revenues, respectively. We may not be able to regain the revenue growth we have experienced or the levels of revenues obtained previously. In addition, we have in the past invested heavily in development of our infrastructure. Although we expect that this amount of investment will be less in the near term, we may still need to maintain some level of infrastructural investment. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, our ability to finance continuing operations will be negatively impacted, and as a consequence the market price for our common stock may decline substantially.

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

WE WILL LIKELY CONTINUE TO FACE INTENSE COMPETITION WHICH COULD HARM OUR OPERATING RESULTS.

     The market for Internet professional services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. In addition, our industry is experiencing substantial price competition and consolidation. Moreover, many of our competitors have longer operating histories, larger client bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than we do. As a result, our competitors may be able to devote greater resources to marketing campaigns, adopt more aggressive pricing policies or devote substantially more resources to client and business development than us. We also anticipate facing additional competition from new entrants into our markets due to the low barriers of entry. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. Our industry is experiencing rapid consolidation. As a result of these factors, we may from time to time make pricing, service or marketing decisions, acquisitions, mergers or alliances as a strategic response to changes in the competitive environment. These actions could reduce our profits and harm our financial condition, results of operations and cash flows.

OUR INVESTMENTS IN CLIENT COMPANIES INVOLVE RISK, INCLUDING LOSING SOME OR ALL OF OUR INVESTMENT, WHICH COULD HARM OUR OPERATING RESULTS.

     In exchange for our services we have from time to time made investments in some of our clients. As of March 31, 2001, we had $258,000 of such investments accounted for on our balance sheet and recorded losses totaling $1.3 million, related to investments made in and prior to fiscal 2000. The businesses of the clients in which we invested were generally unproven and continue to involve substantial risk. If these clients' businesses fail, we could lose additional amounts of our investment, which would harm our operating results and cause our profitability to be lower than it would have been if we had taken payment for our entire engagement in cash.

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

     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

     - limiting the ability of stockholders to remove directors without cause.

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

WE MAY EXPERIENCE POWER BLACKOUTS AND HIGHER ELECTRICITY PRICES AS A RESULT OF CALIFORNIA'S CURRENT ENERGY CRISIS, WHICH COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is experiencing an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarter facilities in San Francisco. Because of problems associated with the deregulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply for longer than our backup power supplies last, we may be temporarily unable to continue operations or need temporarily to scale back operations at our facilities, including offices outside California whose information technology systems in part depend on servers located in San Francisco. A sustained interruption in our ability to continue operations at our facilities could delay our ability to develop or provide our services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning our exposure to market risk, which has remained relatively unchanged from December 31, 2000, is incorporated by reference to the discussion under the caption "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2000.

FOREIGN CURRENCY RISK

     As of March 31, 2001, we have had transactions in Brazil, Canada and the United Kingdom and Singapore. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in Brazil, Canada, the United Kingdom, and Singapore. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2001 was $376,000. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2001 we had $4.1 million in cash and cash equivalents denominated in foreign functional currencies.

     The introduction of the Euro has not had a material impact on how we conduct business and we do not anticipate any changes in how we conduct business as a result of increased price transparency.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Under our bylaws, in order to present a matter for consideration to a meeting of stockholders, a stockholder must give written notice to our corporate Secretary between 60 and 90 days prior to the first anniversary of the preceding year's Annual Meeting of the matter to be presented at that year's Annual Meeting. To present a matter at the 2001 Annual Meeting, the stockholder must give written notice to the Secretary no earlier than April 26, 2001 and no later than May 26, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS INDEX:

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is the same as those set forth below.

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     3.1     Amended and Restated Certificate of Incorporation of
             Registrant(1)
     3.2     Amended and Restated Bylaws of Registrant(1)
     4.1     Reference is made to Exhibits 3.1 and 3.2
     4.2     Specimen Certificate of the Registrant's Common Stock(1)
     4.3     Rights Agreement between Registrant and EquiServe Trust
             Company, N.A., as Rights Agent(2)
     4.4     Investors' Rights Agreement by and among Registrant, Organic
             Holdings, Inc. and Omnicom Group, Inc., dated February 8,
             2000(1)
     4.5     Amendment No. 1 to Rights Agreement between Registrant and
             EquiServe Trust Company, N.A., as Rights Agent(3)
    10.26    Stock Option Agreement between Registrant and Mark Kingdon, dated February 7, 2001(4)

---------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-91627).

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(3) Incorporated herein by reference to Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A filed April 16, 2001.

(4) Filed herewith.

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

                                          ORGANIC, INC.

                                          By:      /s/ SUSAN L. FIELD
                                            ------------------------------------
                                                       Susan L. Field
                                            Executive Vice President and
                                            Chief Financial Officer

                                          By:      /s/ STEVEN VATTUONE
                                            ------------------------------------
                                                      Steven Vattuone
                                            Principal Accounting Officer

Dated: May 15, 2001