Form 10-Q
period 2001-06-30
ORGANIC INC
filed 2001-08-14
CIK 1093709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-29405

ORGANIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3258989
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

601 Townsend Street

San Francisco, California 94103
(Address of principal executive offices)

(415) 581-5300

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      The number of shares outstanding of the Registrant’s Common Stock, par value $.0001, as of July 31, 2001 was 88,889,707.

ORGANIC, INC.

FORM 10-Q QUARTERLY REPORT

i

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ORGANIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
(in thousands, except share and per share data)

Current assets:

Cash and cash equivalents	$15,926	$58,454

Restricted cash	11,653	11,653

Accounts receivable	10,170	18,649

Costs in excess of billings	1,565	1,413

Deposits, prepaid expenses and other current assets	2,777	3,377

Total current assets	42,091	93,546

Property and equipment, net	20,418	33,769

Long-term investments	342	1,767

Deferred bank facility charge	7,059	10,084

Other assets	658	342

Total assets	$70,568	$139,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accrued restructuring costs	$13,258	$3,757

Accounts payable and accrued expenses	9,921	20,101

Deferred revenue	7,425	12,393

Deferred rent	1,840	1,759

Current portion of long-term debt	189	329

Current portion of obligations under capital leases	35	36

Total current liabilities	32,668	38,375

Long-term debt, net of current portion	—	22

Obligations under capital leases, net of current portion	46	67

Total liabilities	32,714	38,464

Commitments and contingencies (Note 9)

Minority interest in consolidated subsidiary	—	215

Stockholders’ equity:

Preferred stock, $.0001 par value, 25,000,000 shares authorized	—	—

Common stock, $.0001 par value, 200,000,000 shares authorized, 88,893,489 and 88,543,540 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	9	9

Additional paid-in capital	252,443	268,868

Notes receivable from stockholders	(4,187)	(4,682)

Deferred stock-based compensation	(15,242)	(33,090)

Accumulated deficit	(194,261)	(129,900)

Accumulated other comprehensive income	(908)	(376)

Total stockholders’ equity	37,854	100,829

Total liabilities and stockholders’ equity	$70,568	$139,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues	$13,762	$37,161	$28,092	$66,375

Operating expenses:
Professional services

Professional services other	9,707	18,156	24,876	34,492

Professional services stock-based compensation	(431)	4,106	(1,494)	13,950

Total professional services	9,276	22,262	23,382	48,442
Selling, general and administrative

Selling, general and administrative other	12,660	22,232	32,387	42,142

Selling, general and administrative stock-based compensation and other stock-based charges	3,610	6,471	5,704	21,022

Total selling, general and administrative	16,270	28,703	38,091	63,164

Restructuring expense	6,162	—	29,911	—

Total operating expenses	31,708	50,965	91,384	111,606

Operating loss	(17,946)	(13,804)	(63,292)	(45,231)

Minority interest in operations of consolidated subsidiary	—	21	—	76

Investment loss	(594)	(353)	(1,850)	(353)

Interest expense	(45)	(14)	(120)	(264)

Interest income	304	1,302	1,129	1,898

Net loss before taxes	(18,281)	(12,848)	(64,133)	(43,874)

Income tax expense	104	213	228	412

Net loss	$(18,385)	$(13,061)	$(64,361)	$(44,286)

Basic and diluted net loss per share	$(0.21)	$(0.16)	$(0.74)	$(0.67)

Weighted average common shares outstanding — basic and diluted	88,077,045	83,945,906	87,455,448	66,012,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash Flows from Operating Activities:

Net loss	$(64,361)	$(44,286)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	5,251	4,456

Stock-based compensation and other stock-based charges	4,210	34,972

Provision for doubtful accounts	1	2,885

Minority interest in operations of consolidated subsidiary	—	(76)

Non cash portion of restructuring charge	21,055	—

Fixed assets write-off	1,637	3

Loss on investments	1,850	353

Changes in assets and liabilities:

Decrease (increase) in accounts receivable	8,479	(8,513)

Increase in costs in excess of billings	(152)	(6,433)

Decrease (increase) in deposits and prepaid expenses	239	(1,232)

Decrease in other assets	529	851

(Decrease) increase in accounts payable and accrued expenses	(10,285)	2,939

(Decrease) increase in deferred revenue	(4,968)	2,806

Increase in deferred rent	81	410

Increase in income taxes payable	105	297

Net cash used in operating activities	(36,329)	(10,568)

Cash Flows from Investing Activities:

Purchase of property and equipment	(4,970)	(14,798)

Acquisition of Brasil Comunicacao	(91)	—

Purchase of short-term investments	—	(194)

Purchase of long-term investments	(500)	(500)

Proceeds from sale and maturity of investments	—	153

Net cash used in investing activities	(5,561)	(15,339)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock, net	—	117,537

Proceeds from issuance of common stock from ESPP, net	148	—

Proceeds from exercise of common stock options and warrants	25	2,960

Proceeds from long-term debt	—	3,505

Proceeds from repayment of employee loans	70	—

Payments for repurchase of unvested common stock	(242)	(76)

Payments on capital leases	(21)	(20)

Payments on long-term debt	(162)	(16,794)

Net cash (used) provided by financing activities	(182)	107,112

Effect of exchange rate changes on cash and cash equivalents	(456)	(185)

Net (decrease) increase in cash and cash equivalents	(42,528)	81,020

Cash and cash equivalents and restricted cash at beginning of period	70,107	8,385

Cash and cash equivalents and restricted cash at end of period	$27,579	$89,405

Restricted cash	(11,653)	$—

Cash and cash equivalents at end of period	$15,926	$89,405

Supplemental disclosures of cash flows information:

Cash paid for interest	$109	$247

Cash paid for income taxes	$196	$116

Noncash Investing and Financing Activities:

Unrealized (losses) gains on available for sale securities	$(76)	$4,007

Reduction in deferred stock-based compensation for options cancelled	$8,262	$12,673

Deferred stock-based compensation	$425	$34,752

Exercise of stock options with stockholder note receivable	$—	$4,613

Conversion of Series A and Series B convertible preferred stock into common stock in conjunction with initial public offering	$—	$6,949

Acquisition of Brasil Comunicacao:

Minority interest in consolidated subsidiary	$604

Common stock issued	$513	$—

Net cash payment	$91	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Organic, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the disclosures necessary for annual consolidated financial statements in conformity with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2001.

      On February 8, 2000, the Company’s Board of Directors effected a 3-for-1 split of its outstanding shares of common stock. All share and per share information included in the accompanying financial statements have been retroactively adjusted to reflect this stock split.

      Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

Note 2 — Initial Public Offering

      In February 2000, the Company completed an initial public offering (“IPO”) of 6,325,000 shares of its common stock (including the exercise of the underwriters’ over-allotment option) at $20.00 per share. The Company sold all of the shares of common stock and realized proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $115.8 million. Upon the closing date of the IPO, all of the convertible preferred stock outstanding prior to the IPO was converted into 69,489,000 shares of common stock. In addition, a warrant issued to Omnicom Group Inc. (“Omnicom Group”) was exercised for 2,249,076 shares of common stock.

Note 3 — Net Loss Per Share

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

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands, except share and per share data)

Numerator:

Net loss attributable to common stockholders	$(18,385)	$(13,061)	$(64,361)	$(44,286)

Denominator:

Weighted average common shares outstanding	88,989,602	87,722,312	88,760,995	69,747,420

Less: weighted average unvested common shares subject to repurchase	(912,557)	(3,776,406)	(1,305,547)	(3,735,245)

Weighted average common shares used in computing basic and diluted net loss per share	88,077,045	83,945,906	87,455,448	66,012,175

Basic and diluted net loss per share	$(0.21)	$(0.16)	$(0.74)	$(0.67)

      The following table sets forth common stock equivalents that were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for those periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Weighted average effect of common stock equivalents:

Series A convertible preferred stock	—	—	—	14,291,209

Series B convertible preferred stock	—	—	—	981,099

Unvested common shares subject to repurchase	912,557	3,776,406	1,305,547	3,735,245

Common stock options	656,370	10,267,180	1,739,938	11,301,604

Common stock warrants	—	—	—	494,302

Note 4 — Comprehensive Loss

      The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)

Net loss	$(18,385)	$(13,061)	$(64,631)	$(44,286)

Unrealized (losses) gains on available for sale securities	177	4,007	(76)	4,007

Foreign currency translation adjustment	(81)	(138)	(456)	(185)

Comprehensive loss	$(18,289)	$(9,192)	$(65,163)	$(40,464)

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

      The tax effects of comprehensive loss were not considered material. The following is a summary of the components of accumulated other comprehensive income:

	June 30,	December 31,
	2001	2000

	(in thousands)

Unrealized (losses) gains on available for sale securities	$0	$76

Foreign currency translation adjustment	(908)	(452)

Balance	$(908)	$(376)

Note 5 — Investments

      Historically, the Company’s investments were primarily composed of common stock received from its customers in exchange for services rendered. Initially, the Company recorded the common stock on the consolidated balance sheet based on the estimated fair value of the services provided to the customers or, if publicly traded, the market value of the stock as of the measurement date. The Company classified these investments as available-for-sale. In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity net of applicable income taxes. The Company also contributed to Retail Options LLC, a joint venture that includes Federated Department Stores, Sears Roebuck & Co., Groupe Carrefour and St. Paul Fire & Marine Insurance Company. The alliance was created to identify, invest in, develop and distribute brands and technologies that present opportunities in both brick-and-mortar and e-commerce retailing. For the six months ended June 30, 2001, the Company recorded unrealized losses of $76,000 for HomeGrocer.com Inc. (“HomeGrocer”), which was acquired by Webvan Group Inc. (“Webvan Group”) in September 2000, based on the fair market values of its publicly traded common stock. On July 13, 2001, Webvan Group filed for protection under Chapter 11 of the Bankruptcy Code. As detailed below, in the second quarter of 2001 the Company wrote off the entire investment in Webvan Group.

      Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment loss. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. For the three months ended June 30, 2001, the Company recorded an investment loss of $594,000 related to Webvan Group and Retail Options LLC. For the six months ended June 30, 2001, the Company recorded an investment loss of $1.9 million related to Retail Options LLC, Collaborative Media, Inc (“Etown”), Webvan Group, Wordly Information Network, Inc. (“Wordly Investor”), WebExpress Corporation (“WebExpress”) and Stan Lee Media, Inc. (“Stan Lee Media”). These amounts have been recorded as an investment loss on the condensed consolidated statements of operations.

      On April 9, 2001, the Company made an additional investment of $500,000 in Retail Options LLC. As of June 30, 2001 the Company had $342,000 of long-term investments, which solely represents the remaining investment in Retail Options LLC.

Note 6 — Deferred Stock-Based Compensation

      Deferred stock-based compensation has been included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the related options, which is generally four years, consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28. The Company recognized stock-based compensation of $3.2 million and $4.2 million, net of $2.4 million and $8.9 million reversal of stock-based compensation amortized, related to unvested shares for terminated employees for the three and six months ended June 30, 2001. The Company recorded reductions in deferred stock-based compensation relating to terminated employees of $2.1 million and $8.3 million for the

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

three and six months ended June 30, 2001, respectively. As of June 30, 2001, the Company had an aggregate of $15.2 million of deferred stock-based compensation remaining to be amortized.

      In June 2001, the Board of Directors approved a one-time repricing of stock options for its Chief Executive Officer. The Company recorded $425,000 of deferred stock-based compensation for the three months ended June 30, 2001, as a result of the repricing. The Company repriced 2,250,000 options and granted an additional 250,000 options, all at an exercise price of $0.26 per share with a vesting period of four years. In accordance with variable plan accounting, the Company remeasures deferred stock-based compensation at each period presented as the amount by which the quoted market value of the Company’s stock exceeds the option exercise price, multiplied by the unvested number of shares. Deferred stock-based compensation is expensed consistent with FIN No. 28, over the vesting period of the options.

Note 7 — Restructuring

      On March 29, 2001, the Company announced its second restructuring plan eliminating approximately 300 positions, distributed 75% among professional service staff and 25% among corporate service staff. This was in addition to its December 14, 2000 restructuring, which eliminated approximately 270 positions, distributed 70% among professional service staff and 30% among corporate service staff. As part of the December 2000 restructuring efforts, the Company closed its Atlanta and Boston facilities.

      During the second quarter of 2001, the Company recorded an additional restructuring charge of $6.2 million. The additional charge consists of $7.0 million resulting from a change in estimate related to facilities and $172,000 of additional severance which was paid during the second quarter of 2001, partially offset by $871,000 related to the sale of fixed assets previously written off and $129,000 of other related items.

      The Company has recorded total restructuring charges of $36.7 million. The total cash outlay for the Company’s restructuring efforts announced through June 30, 2001 is expected to be approximately $23.6 million. The remaining $13.1 million consists of non-cash charges primarily for asset write-offs. As of June 30, 2001, an aggregate of $10.5 million in cash had been paid out under the restructuring plans. Of the remaining cash outlay of $13.1 million, $7.8 million is expected to occur over the next six months, while the remaining $5.3 million is to occur in 2002 and beyond.

      These restructuring efforts required an evaluation of asset impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” to write these assets down to their fair value.

      Restructuring and other related activities were as follows:

	Severance	Facilities	Fixed Assets	Other	Total

(in thousands)

Balance as of December 31, 2000	$296	$3,395	—	$66	$3,757

Charged to Operations for the Three Months Ended March 31, 2001	3,190	8,168	12,376	15	23,749

Charges Utilized for the Three Months Ended March 31, 2001	(493)	(1,863)	(12,376)	45	(14,778)

Balance as of March 31, 2001	2,993	9,700	—	35	12,728

Charged to Operations for the Three Months Ended June 30, 2001	172	6,990	(871)	(129)	6,162

Charges Utilized for the Three Months Ended June 30, 2001	(3,138)	(3,459)	871	94	(5,632)

Balance as of June 30, 2001	$27	$13,231	—	—	$13,258

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8 — Segments

      Although the Company offers various services such as ibusiness, marketing solutions and customer service and fulfillment consulting to its customers, management does not manage its operations by these service lines, but instead views the Company as one operating segment when making business decisions. The Company does manage its operations on a geographical basis. Revenues are attributed to the United States and to all foreign countries based on actual work performed in those geographic areas. Revenues from external customers and long-lived assets attributable to an individual country, other than the United States, were not significant. Revenues from external customers and long-lived assets information by geographic area are summarized as follows:

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

	(in thousands)

Revenues from External Customers

United States	$11,132	$33,301	$22,614	$59,810

International	2,630	3,860	5,478	6,565

	$13,762	$37,161	$28,092	$66,375

	June 30, 2001	December 31, 2000

Long-Lived Assets(1)

United States	$19,376	$31,743

International	1,700	2,249

	$21,076	$33,992

(1)	Long-lived assets include net property, plant and equipment, and net intangible assets.

Note 9 — Commitments and Contingencies

  Leases

      The Company leases various office space and office equipment under non-cancelable operating and capital leases with initial or remaining terms of one year or more. Total rent expense under operating leases was approximately $1.8 million and $4.6 million and $1.9 million and $3.2 million for the three and six months ended June 30, 2001 and 2000, respectively.

      Several of the leases contain an escalation clause and there are no restrictions on paying dividends, incurring additional debt or negotiating additional leases under the terms of the present lease agreements. Certain of the Company’s leases are guaranteed by letters of credit. The letter of credit relating to the Company’s San Francisco facility lease will expire and require renewal in October 2001 in order for the Company to remain in compliance under such lease.

  Legal

  IPO Allocation Lawsuits

      Between June 1 and July 3, 2001, six related, putative class action lawsuits were filed in the United States District Court for the Southern District of New York, on behalf of all persons who purchased the Company’s stock between February 9 and December 6, 2000 pursuant or traceable to the Company’s initial public offering prospectus. (Soper v. Organic, Inc., et al.; Ball v. Organic, Inc., et al.; Eads v. Organic, Inc., et al.; Selevan v. Organic, Inc., et al.; Bourke v. Organic, Inc., et al.; Shelly v. Organic, Inc., et al.). The plaintiffs challenge certain IPO allocation practices by the Company’s underwriters and the disclosure about those practices in the

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Company’s IPO documents. Each complaint names as defendants the Company and three of the Company’s officers and/or directors at the time of the Company’s IPO, Jonathan Nelson, Michael Hudes and Susan L. Field. The various complaints also name as defendants some combination of the following underwriters: Goldman Sachs Group, Inc.; Crédit Suisse First Boston Corp.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Salomon Smith Barney, Inc.; Thomas Weisel Partners LLC; and Dain Rauscher, Inc.

      In five of the six complaints, the plaintiffs are suing the Company and the individual defendants for alleged violations of sections 11 and 15 of the Securities Act of the 1933. In the remaining complaint, entitled Shelly v. Organic, the plaintiffs also claim that the Company and the individual defendants violated section 10(b) of the Securities and Exchange Act of 1934, section 20(a) under the Exchange Act and Rule 10b-5 under the Exchange Act. In all of the complaints, the plaintiffs assert claims against the underwriters under section 10(b) of the Exchange Act and sections 11 and 12 of the Securities Act. The complaints seek to hold all defendants liable for class damages and statutory compensation in an amount to be determined at trial, plus interest, costs and attorneys’ fees.

      The plaintiffs in these lawsuits have not yet moved to appoint a lead plaintiff, to appoint lead counsel or to consolidate the actions. The lawsuits are in their early stages and no discovery has started. The defendants’ time to answer the complaints has been adjourned until after the assignment of lead plaintiffs’ counsel or the filing of an amended complaint, whichever occurs later. Because the litigation is at a very early stage, management is unable to assess the likelihood of an unfavorable outcome and can make no determination as to the amount or range of potential loss, if any. The Company intends to contest these actions vigorously.

  Broker’s Commission Litigation

      On May 16, 2000, an individual real estate broker and former employee of a real estate brokerage company which had performed work for the Company filed suit in United States District Court in New York City seeking recovery from the Company and others for brokers’ commissions he claims due. (Kades v. Organic, Inc. et al.) The complaint alleges claims for violation of the Racketeering Influenced Corrupt Organizations (RICO) Act, misrepresentation, interference with contractual relations and other causes of action and seeks compensatory and punitive damages against all defendants. On October 18, 2000, the plaintiffs filed a Second Amended Complaint. On November 21, 2000, the Company and its codefendants filed a motion to dismiss the Second Amended Complaint. The Court has not yet ruled on the motion or set a date for oral argument. The Company and its codefendants believe that these claims lack any merit and intend to contest them vigorously.

  Employees

      The Company has employment agreements and commitments with certain executive officers under which the employees would be entitled to receive severance payments if their employment were to be terminated under certain conditions. The aggregate potential payments under these arrangements total $258,000.

Note 10 — Risks and Uncertainties

      The Company is subject to all of the risks inherent in an early stage company in the Internet professional services industry. These risks include, but are not limited to, a limited operating history, its ability to raise capital, limited management resources, dependence upon consumer acceptance of the Internet, Internet-related security risks and the changing nature of the electronic commerce industry. The Company’s operating results may be materially affected by the foregoing and other factors.

      The Company has incurred substantial losses and negative cash flow from operations since inception. As of June 30, 2001, the Company has an accumulated deficit of $194.3 million. While the Company is taking

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

actions to reduce its cost structure, it currently expects to continue to use cash to fund operating losses, to acquire and retain customers and to restructure agreements. The Company currently expects that its available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet its targeted cash needs through at least 2001, provided that the Company achieves its targeted revenues, efficiencies and cost reductions, restructures certain partnerships and other relationships and on a timely basis, completes certain asset sales and collects certain accounts receivable. If the Company is unable to complete any of these actions as scheduled or on the terms currently contemplated, the Company may have to significantly reduce its operations and its business may be adversely affected.

      Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company is also subject to unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the Internet professional services industry or the acquisition of businesses with negative cash flows, which developments may necessitate additional financing. The Company may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to:

•	fund its operations and capital expenditures;

•	take advantage of favorable business opportunities;

•	acquire complementary businesses or technologies;

•	develop and upgrade its technology infrastructure;

•	reduce outstanding debt;

•	develop new product and service offerings;

•	take advantage of favorable conditions in capital markets; or

•	respond to competitive pressures.

      The capital markets, and in particular the public equity market for Internet service companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. The Company cannot assure that any additional financing will be available on favorable terms, or at all. The Company may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or they may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit the Company’s operating flexibility.

      The Company has an unused credit facility with Omnicom Group allowing it to borrow up to $15.0 million. This credit facility contains some restrictions and any borrowings under the credit facility require the Company to comply with financial covenants and are secured by some of its investments. These financial covenants include minimum revenue targets, limitations on loans by the Company to officers and directors and limitations on capital equipment purchases. The Company exceeded the limitations on capital equipment purchases and made loans (since repaid) to officers of the Company in excess of the contractual limitations during the year ended December 31, 2000. All of the capital equipment purchases and the loans were approved by the Company’s board of directors. As of June 30, 2001, there are no borrowings outstanding under this credit facility. The Company has requested a waiver from Omnicom Group relating to the financial covenants. Should the Company utilize this facility prior to receiving the waiver, borrowing will be due and payable on demand.

      On June 27, 2001, the Company received a notice from the staff of The Nasdaq Stock Market that its common stock had failed to maintain the minimum bid price of $1.00 required for continued listing on The

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Nasdaq National Market. The Company has appealed the staff determination and will have an oral hearing on August 17, 2001 to present its appeal, as described below.

Note 11 — Subsequent Events

      On July 24, 2001, the Company announced its third restructuring plan eliminating approximately 80 positions, distributed 55% among professional service staff and 45% among corporate service staff. This restructuring was in addition to its March 29, 2001 and December 14, 2000 restructurings, as discussed above. As part of the most recent restructuring, the Company closed its Chicago and Singapore facilities.

      As discussed above, on June 27, 2001, the Company received a notice from the staff of The Nasdaq Stock Market that the Company’s common stock had failed to maintain the minimum bid price of $1.00 required for continued listing on The Nasdaq National Market. On July 3, the Company requested a hearing before Nasdaq’s Listing Qualification panel. As of the filing date of this Quarterly Report, the Company has submitted its written appeal and expects to make an oral presentation to the Listing Qualification Panel on August 17, 2001. At the hearing, the Company expects to present a plan demonstrating that it can comply with the continued listing requirements or to discuss extenuating circumstances that support the Company’s stock’s continued listing on The Nasdaq National Market.

Note 12 — Related Party Transactions

      In June 2001, the Company entered into agreements with two new independent members of our Board of Directors. The Company will pay each an annual fee of $75,000 and make each a grant of stock options to purchase up to 100,000 shares of common stock.

      On June 20, 2001, the Company entered into an amended employment agreement with its Chief Executive Officer. In accordance with such agreement, the Company entered into a non-interest bearing promissory note agreement for $200,000. The note will only become due and payable only upon termination of his services for cause by the Company and one-fourth of the principal will be forgiven ratably at the end of each fiscal quarter that he remains employed with the Company, starting with the quarter beginning July 1, 2001. Also pursuant to the amended employment agreement, the Company repriced Mr. Kingdon’s outstanding options and made an additional grant of 250,000 options on June 20, 2001. (See Note 6 — Deferred Stock-Based Compensation.)

      Additionally, the Company has negotiated a severance agreement with Michael Hudes, its President through July 31, 2001 and a member of its board of directors through July 24, 2001, in connection with the amicable cessation of his employment. The agreement provides, among other things, for a one-time payment of $350,000 to Mr. Hudes in exchange for the mutual release of claims by Mr. Hudes and the Company, excluding certain claims such as those arising under the indemnification agreement previously entered into by the parties. The agreement remains subject to approval by the Company’s board of directors.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report includes statements that qualify as forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the following topics, among others: our current and future restructuring plans; our business strategy and operations, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in this report. Factors that might cause or contribute actual results to differ materially include, but are not limited to, those discussed in the section entitled “Factors That May Affect Results” and the risks discussed in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627) and our Annual Report on Form 10-K filed March 6, 2001. All forward-looking statements are made as of today and reflect our management’s current expectations. We disclaim any duty to update such statements.

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

      We plan to scale our operations to accommodate the demand from potential clients for Internet professional service offerings and to better serve our existing clients in both their various domestic and international locations. We expect that our revenues will be driven primarily by the number, size and scope of our client engagements and, to a lesser extent, by our professional services headcount. The number, size, and scope of our engagements are also affected by general economic conditions and the willingness of clients to spend money on Internet projects. For the three and six months ended June 30, 2001, five clients accounted for 72.7% and 70.1% of our revenues, respectively, with DaimlerChrysler and Federated Department Stores accounting for 34.8% and 17.0% and 29.7% and 19.6%, respectively. Revenues from any given client will vary from period to period; however, we expect that significant concentration will continue for the foreseeable future. To the extent that any significant client reduces its use of our services or terminates its relationship with us, our revenues could decline. As a result, the loss of any significant client could negatively impact our business and results of operations.

      A significant amount of our revenues is derived from providing professional services on a fixed-fee, retainer or time and materials basis. We generally enter into a service agreement with a client that establishes the legal and general business terms of our relationship. A typical client relationship consists of a series of engagements. Our engagements vary depending on what type of services we provide and they range in duration from a few months to more than a year. Revenues from fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the percentage of costs incurred to date to total estimated project costs. We periodically evaluate the actual status of each project to ensure that the estimated cost to complete each contract remains accurate and we accrue for estimated losses, if necessary, in the period in which such losses are determined. Revenues pursuant to retainer contracts are generally recognized over the life of the contract on a straight-line basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues exclude reimbursable expenses charged to clients. Provision for sales credits are offset against revenue recognized when the need for such sales credits are determined.

      During the year ended December 31, 2000, we opened offices in Toronto, Atlanta and Boston. In December 2000, we announced a restructuring which included closing our Atlanta and Boston offices. In March 2001, we announced a second restructuring which further streamlined operations at our remaining 8 locations. In July 2001, we announced a third restructuring which resulted in the closing of our Chicago and Singapore facilities and further streamlined operations at our remaining 6 locations. Our international operations collectively accounted for 19.1% and 19.5% of our total revenues for the three and six months ended June 30, 2001, respectively, as compared to 10.4% and 9.7% during the three and six months ended June 30, 2000, respectively.

      Our professional services expenses include the direct costs associated with our billable employees and contractors. These expenses include salaries, bonuses, benefits, stock-based compensation, travel and entertainment expenses. Professional services margin reflect revenues less professional services expenses which are incurred regardless of whether or not a billable employee’s time is billed to a client. In the past, our professional services expenses increased in absolute dollars. However, we expect professional services expenses to decrease in the foreseeable future as we begin to realize the benefits of our restructuring efforts, including a decrease in wages and benefits as well as reductions to stock-based compensation. Our professional services margin is affected by many factors, including utilization rate, the efficiency with which we utilize our employees, and retention of our clients. Any significant decline in fees billed to clients or the loss of a significant client would adversely affect our professional services margin. If a client defers, modifies or cancels an engagement or chooses not to retain our services for additional phases of a project as expected, we must rapidly redeploy professional services personnel to other engagements in order to minimize underutilization which, in turn, would adversely affect our professional services margin.

      Our selling, general and administrative expenses primarily consist of the direct costs associated with employees and contractors in non-billable departments, including stock-based compensation and other stock-based charges, as well as real estate costs, depreciation and other investments in our corporate support services. In the past, our selling general and administrative expenses increased in absolute dollars. However, we expect selling, general and administrative expenses to decrease in the foreseeable future as we begin to realize the benefits of our restructuring efforts, including a decrease in wages and benefits as well as reductions to stock-based compensation and our real estate costs.

      We have a limited operating history upon which you may evaluate our business and prospects. We have incurred significant losses since inception, and, as of June 30, 2001, had an accumulated deficit of $194.3 million. We believe our success depends on increasing our client base, retaining professionals and maintaining our global presence. We expect associated headcount and infrastructure costs to decrease, as a result of our three restructurings announced in December 2000, March 2001 and July 2001. We expect to continue to incur operating losses in the foreseeable future.

      Our clients tend to spend proportionally more on our services during the second and third quarters and we expect this seasonality trend may continue in the near future. This has caused our past operating results to fluctuate significantly from quarter to quarter. Our past growth and restructuring has and will continue to place significant demands on our management and operational resources. If we are unable to manage our restructuring efforts effectively, our expenses could increase more quickly than our revenues. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. In addition, although we have in the past experienced significant percentage growth in annual revenues, we do not believe that prior growth rates are indicative of future operating results. Please refer to “Factors That May Affect Results” for additional information.

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

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Professional services

Professional services other	70.5%	48.9%	88.6%	52.0%

Professional services stock-based compensation	(3.1)%	11.0%	(5.3)%	21.0%

Total professional services	67.4%	59.9%	83.3%	73.0%
Selling, general and administrative

Selling, general and administrative other	92.0%	59.7%	115.3%	63.5%

Selling, general and administrative stock-based compensation and other stock-based charges	26.2%	17.4%	20.3%	31.7%

Total selling, general and administrative	118.2%	77.1%	135.6%	95.2%

Restructuring expense	44.8%	0.0%	106.5%	0.0%

Total operating expenses	230.4%	137.0%	325.4%	168.2%

Operating loss	(130.4)%	(37.0)%	(225.4)%	(68.2)%

Minority interest in operations of consolidated subsidiary	0.0%	0.0%	0.0%	0.1%

Investment loss	(4.3)%	(0.9)%	(6.6)%	(0.5)%

Interest expense	(0.3)%	0.0%	(0.4)%	(0.4)%

Interest income	2.2%	3.5%	4.0%	2.9%

Net loss before taxes	(132.8)%	(34.4)%	(228.4)%	(66.1)%

Income tax expense	0.8%	0.7%	0.8%	0.6%

Net loss	(133.6)%	(35.1)%	(229.2)%	(66.7)%

Comparison of Three and Six Months Ended June 30, 2001 and 2000

Revenues

      Our revenues were $13.8 million for the three months ended June 30, 2001, a decrease of 63.0% over $37.2 million for the three months ended June 30, 2000. Our revenues were $28.1 million for the six months ended June 30, 2001, a decrease of 57.7% over $66.4 million for the six months ended June 30, 2000. These decreases were primarily due to a decrease in the number of clients and size and scope of our engagements, resulting from a change in market conditions and the slowing demand for Internet professional services. For the three and six months ended June 30, 2001, revenues of $839,000 and $997,000 were generated from new clients. Our increased sales and marketing efforts resulted in the continuing of our relationship with many existing clients since June 30, 2000, most notably DaimlerChrysler and Federated Department Stores, Inc., which accounted for 29.7% and 19.6%, respectively, of our total revenues for the six months ended June 30, 2001. Revenues from our international locations increased to 19.1% and 19.5% of our total revenues for the three and six months ended June 30, 2001, respectively, from 10.4% and 9.7% for the three and six months ended June 30, 2000.

Professional Services Other

      Our professional services other expenses were $9.7 million for the three months ended June 30, 2001, a decrease of 46.5% over $18.2 million for the three months ended June 30, 2000. Our professional services other expenses were $24.9 million for the six months ended June 30, 2001, a decrease of 27.9% over $34.5 million for the six months ended June 30, 2000. These decreases in professional services other expenses were primarily due to decreases in our headcount and overall salary costs associated with our restructuring efforts. We expect a further decrease in salary costs as a result of our July 2001 restructuring and we expect these salary costs to continue to decline as we plan to continue to moderate hiring, take advantage of voluntary attrition and continue to evaluate voluntary and involuntary reduction in personnel where employees appear to be underutilized. Although professional services expense decreased in absolute dollars, it increased to 70.5% and 88.6% for the three and six months ended June 30, 2001, respectively, from 48.9% and 52.0% for the three and six months ended June 30, 2000, respectively as a percentage of revenues, due primarily to the decline in revenues discussed above. As we begin to recognize the benefits from our July 2001 restructuring, we expect professional services other expense to decline as a percentage of revenue.

Professional Services Stock Based Compensation

      We recognize deferred stock-based compensation in connection with the granting of options to purchase our common stock to our employees with purchase or exercise prices that are less than the deemed fair market value at the grant date. Deferred stock-based compensation is being amortized over the vesting period of the stock options, generally 4 years. Professional services stock-based compensation expense decreased to a credit of $431,000, or (3.1)% of revenues, for the three months ended June 30, 2001 from $4.1 million, or 11.0% of revenues, for the three months ended June 30, 2000. Professional services stock-based compensation expense decreased to a credit of $1.5 million, or (5.3)% of revenues, for the six months ended June 30, 2001 from $14.0 million, or 21.0% of revenues, for the six months ended June 30, 2000. These decreases are the result of the reversal of stock-based compensation amortized related to unvested shares for terminated employees combined with a decline in stock-based compensation expense as deferred stock-based compensation becomes fully amortized. As of June 30, 2001, we had an aggregate of $4.8 million of deferred stock-based compensation relating to professional services remaining to be amortized. We expect the remaining annual amortization of stock-based compensation for professional services for fiscal years ended 2001, 2002 and 2003 to be $2.0 million, $2.2 million and $617,000, respectively, based on current vesting periods. These amounts may be reduced as employees leave and the remaining vesting periods are adjusted.

Selling, General and Administrative Other

      Our selling, general and administrative other expenses were $12.7 million for the three months ended June 30, 2001, a decrease of 43.1% over $22.2 million for the three months ended June 30, 2000. Our selling, general and administrative other expenses were $32.4 million for the six months ended June 30, 2001, a decrease of 23.1% over $42.1 million for the six months ended June 30, 2000. These decreases are the result of decreased salary, benefits, training, recruiting and retention costs associated with the decrease in personnel, partially offset by increased facilities, rent and depreciation costs associated with our new building leases in San Francisco, Toronto, Detroit and New York. As a percentage of revenues, selling, general and administrative other expenses increased to 92.0% and 115.3% for the three and six months ended June 30, 2001, respectively, from 59.8% and 63.5% for the three and six months ended June 30, 2000, respectively. This increase was primarily the result of the decline in revenues discussed above. As we begin to recognize the benefits from our July 2001 restructuring, selling, general and administrative other expense is expected to continue to decline as a percentage of revenue.

Selling, General and Administrative Stock Based Compensation and Other Stock-Based Charges

      Selling, general and administrative stock-based compensation and other stock-based charges expense decreased to $3.6 million, or 26.2% of revenues, for the three months ended June 30, 2001 from $6.5 million, or 17.4% of revenues, for the three months ended June 30, 2000. Selling, general and administrative stock-based compensation and other stock-based charges expense decreased to $5.7 million, or 20.3% of revenues, for the six months ended June 30, 2001 from $21.0 million, or 31.7% of revenues, for the six months ended June 30, 2000. These decreases are the result of the reversal of stock-based compensation amortized related to unvested shares for terminated employees combined with a decline in stock-based compensation expense as deferred stock-based compensation becomes fully amortized. As of June 30, 2001, we had an aggregate of $10.4 million of deferred stock-based compensation relating to selling, general and administrative services remaining to be amortized. We expect the remaining annual amortization of stock-based compensation for selling, general and administrative services for fiscal years ended 2001, 2002, 2003 and thereafter to be

$4.4 million, $4.8 million, $1.2 million and $39,000, respectively, based on current vesting periods. These amounts may be reduced as employees leave and the remaining vesting periods are adjusted.

      In connection with the $30.0 million revolving credit facility obtained on August 27, 1999, we issued a warrant on September 13, 1999 that entitled Omnicom Group to purchase 2,249,076 shares of common stock and recorded a deferred bank facility charge of approximately $18.2 million. This amount is being amortized on a straight-line basis over the longer of 36 months, the term of the credit facility, or until the credit facility is terminated. For the three and six months ended June 30, 2001 and 2000, we recognized bank facility expense of $1.5 million and 3.0 million, or 11.0% and 10.8% of revenues, and $1.5 million and $3.0 million, or 4.1% and 4.6% of revenues, respectively. As of June 30, 2001, we had $7.1 million relating to this deferred bank facility charge remaining to be amortized. We expect the remaining annual amortization of the deferred bank facility charge for fiscal years ended 2001 and 2002 to be $3.0 million and $4.1 million, respectively. The amortization may be recognized earlier if the credit facility is terminated.

Restructuring Expense

      On March 29, 2001, we announced our second restructuring plan eliminating approximately 300 positions, distributed 75% among professional service staff and 25% among corporate service staff. This was in addition to our December 14, 2000 restructuring, which eliminated approximately 270 positions, distributed 70% among professional service staff and 30% among corporate service staff. As part of the December 2000 restructuring efforts, we closed our Atlanta and Boston facilities.

      During the second quarter of 2001, we recorded an additional restructuring charge of $6.2 million. The additional charge consists of $7.0 million resulting in a change in estimate related to facilities and $172,000 of additional severance which was paid during the second quarter of 2001, partially offset by $871,000 related to the sale of fixed assets previously written off and $129,000 of other related items.

      As of June 30, 2001, we have recorded total restructuring charges of $36.7 million. The total cash outlay for our restructuring efforts announced through June 30, 2001 is expected to be approximately $23.6 million. The remaining $13.1 million consists of non-cash charges primarily for asset write-offs. As of June 30, 2001, an aggregate of $10.5 million in cash had been paid out under the restructuring plans. Of the remaining cash outlay of $13.1 million, $7.8 million is expected to occur over the next six months, while the remaining $5.3 million is to occur in 2002 and beyond.

Investment Loss

      For the three months ended June 30, 2001, we recorded an investment loss of $594,000 related to WebVan Group and Retail Options LLC. For the six months ended June 30, 2001, we recorded an investment loss of $1.9 million and related to Retail Options LLC, Etown, WebVan Group, Worldly Investor, WebExpress, and Stan Lee Media.

Interest Expense

      Interest expense represents interest expense incurred on our financing obligations. We recognized interest expense of $45,000 and $14,000 for the three months ended June 30, 2001 and 2000, respectively, and $120,000 and $264,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease for the three and six months ended June 30, 2001 was due to the fact that there were no outstanding borrowings under the revolving credit facility for the first and second quarter of 2001 as was the case for the three and six months ended June 30, 2000.

Interest Income

      Interest income represents interest income generated from our cash and cash equivalents, restricted cash and short-term investments. We recognized interest income of $304,000 and $1.3 million for the three months ended June 30, 2001 and 2000, respectively, and $1.1 million and $1.9 million for the six months ended June 30, 2001 and 2000, respectively. The decrease for the three and six months ended June 30, 2001 was due to a decrease in our cash balances and a decrease in the interest rates we earned on our investments. For the three and six months ended June 30, 2001, we invested our cash balances in treasury securities, money market funds and high grade, short-term commercial paper.

Liquidity and Capital Resources

      On February 18, 2000, we completed an initial public offering of 6,325,000 shares of our common stock (including the exercise of the underwriters’ over-allotment option) at $20.00 per share and realized net proceeds of approximately $115.8 million. The primary purposes of this offering were to obtain additional equity capital to assist with our growth strategies, create a public securities market for our common stock and facilitate future access to public markets. We have used, and expect to continue to use, the proceeds for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. Pending such uses, we have invested the net proceeds of this offering in treasury securities, money market funds, and high quality, short-term commercial paper. Prior to our initial public offering, we primarily financed our operations through the issuance of convertible preferred stock, borrowings under equipment lines of credit and borrowings under a revolving credit facility. As of June 30, 2001, we had $27.6 million in cash and cash equivalents, including $11.7 million related to letters of credit on our leased office space, which is restricted as to use. Our principal commitments consist of obligations outstanding under capital and operating leases and software financing agreements, with respect to which we expect to pay $224,000 over the next twelve months and $46,000 in 2002. In addition, we have obligations related to our restructuring efforts to pay $8.0 million over the next six months and $5.4 million in 2002 and beyond.

      Net cash used in operating activities was $36.3 million and $10.6 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in operating activities for the six months ended June 30, 2001 reflects increased net losses combined with decreases in accounts payable and deferred revenue partially offset by the non cash portion of restructuring charge. Net cash used in operating activities for the six months ended June 30, 2000, reflects net losses and increases in accounts receivable, partially offset by stock-based compensation and other stock-based charges.

      Net cash used by investing activities was $5.6 million and $15.3 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in investing activities in each quarter primarily reflects purchases of property and equipment. The reduction reflects our efforts to reduce capital expenditures.

      Net cash (used) provided by financing activities was ($182,000) and $107.1 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used by financing activities for the six months ended June 30, 2001 was primarily due to payment made for the repurchase of common stock from terminated employees and payment on long-term debt. Net cash provided by financing activities for the six months ended June 30, 2000 was due to the proceeds from our initial public offering partially offset by the repayment of the revolving line of credit.

      Capital expenditures, excluding capital leases, were $5.0 million and $14.8 million for the six months ended June 30, 2001 and 2000, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer equipment, computer software, other internal software implementations and leasehold improvements. Prior to our initial public offering, we had generally funded capital expenditures through the use of capital leases, equipment lines of credit and software financing agreements. However, subsequent to our initial public offering we have funded expenditures with the related proceeds. We expect that our capital expenditures will decline in the future as we take advantage of capital expenditures made in prior years and further moderate our headcount.

      On August 27, 1999, we entered into a revolving credit facility with Omnicom Group that allowed us to borrow up to $30.0 million at the lender’s commercial paper rate plus 3.0% until the closing of our initial public offering. The revolving credit facility was primarily used for working capital purposes. Upon the completion of our initial public offering in February 2000, the borrowing limit available under the revolving credit facility was reduced to $15.0 million at the lender’s commercial paper rate plus 1.25% through September 30, 2002, and the amount outstanding including interest was repaid in full. This credit facility contains some restrictions and any borrowings under the credit facility require us to comply with financial covenants and are secured by some of our investments. These financial covenants include minimum revenue targets, limitations on loans by us to officers and directors and limitations on capital equipment purchases. We exceeded the limitations on capital equipment purchases and made loans (since repaid) to officers in excess of the contractual limitations during the year ended December 31, 2000. All of the capital equipment purchases and the loans were approved by the board of directors. As of June 30, 2001, there are no borrowings outstanding under this credit facility. We have requested a waiver from Omnicom Group relating to the financial covenants. Should we utilize this facility prior to receiving the waiver, borrowing will be due and payable on demand.

      We have several capital leases with various vendors for equipment used in our operations with lease terms ranging from four to six years. In the aggregate, the leases carry an implicit interest rate of 8.25% and the monthly payments range from $1,000 to $5,000 under the terms of these leases. As of June 30, 2001, the remaining aggregate obligation under these capital leases was approximately $81,000.

      We have incurred substantial losses and negative cash flow from operations since inception. As of June 30, 2001, we have an accumulated deficit of $194.3 million. While we are taking actions to reduce our cost structure, we currently expect to continue to use cash to fund operating losses, to acquire and retain customers and to restructure agreements. We currently expect that our available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet our targeted cash needs through at least 2001, provided that we achieve our targeted revenues, efficiencies and cost reductions, restructure certain partnerships and other relationships and, on a timely basis, complete certain asset sales and collect certain accounts receivable. If we are unable to complete any of these actions as scheduled or on the terms currently contemplated, we may have to significantly reduce our operations and our business may be adversely affected.

      Any projections of future cash needs and cash flows are subject to substantial uncertainty. We are also subject to unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the Internet professional services industry or the acquisition of businesses with negative cash flows, which developments may necessitate additional financing. We may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to:

•	fund our operations and capital expenditures;

•	take advantage of favorable business opportunities;

•	acquire complementary businesses or technologies;

•	develop and upgrade our technology infrastructure;

•	reduce outstanding debt;

•	develop new product and service offerings;

•	take advantage of favorable conditions in capital markets; or

•	respond to competitive pressures.

      The capital markets, and in particular the public equity market for Internet service companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We can make no assurance that any additional financing will be available on favorable terms, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit our operating flexibility.

      Our common stock is currently trading at prices less than $1 per share. If our stock continues to trade at this level, our common stock could be delisted from The Nasdaq National Market, thus adversely affecting or limiting or restricting our ability to raise funds through stock issuances. On June 27, 2001, we received a notice from the staff of The Nasdaq Stock Market that our common stock had failed to maintain the minimum bid price of $1.00 required for continued listing on The Nasdaq National Market. On July 3, we requested a hearing before Nasdaq’s Listing Qualification Panel. We have submitted our written appeal and expect to make an oral presentation to the Listing Qualification Panel on August 17, 2001.

      We have formed a Special Committee of the Board of Directors to carry out the process of exploring alternatives for enhancing shareholder value, including the possible sale of the Company and our continued operation of the business as an independent company. The Special Committee, as of July 31, 2001, is composed of Dr. Howard Morgan and Mr. James Barnett. The Special Committee has retained Bear, Stearns & Co. Inc. as its financial adviser and has become aware that a major shareholder has filed a Schedule 13D with the Securities and Exchange Commission indicating that the shareholder may acquire additional shares of our common stock in privately negotiated transactions, market purchases or as part of a merger, consolidation or other form of business combination transaction. The Special Committee emphasized that no conclusions can or should be drawn at his time as to the effect that this process will have on enhancing shareholder value. There can be no assurance that the alternatives that the Special Committee is exploring will actually occur.

Recent Accounting Pronouncements

      We continually assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the audited consolidated annual financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2000.

      In July 2001, the FASB issued two Statements; Statement 141, Business Combinations (SFAS No. 141), and Statement 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 or the beginning of our fiscal year 2002. We have not yet evaluated the effects of these changes on our consolidated financial statements.

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

Risks Related to Organic

We may be unable to manage effectively the three restructurings we announced in December 2000, March 2001 and July 2001, which could result in our being unable to control our costs and implement our business strategies effectively.

      In December 2000, we announced a restructuring of our business, which included a reduction in workforce and the closure of two offices, among other steps that we took to reduce expenses. In March and July 2001, we announced additional restructurings, which included additional reductions in our workforce and the closure of two additional offices. The planning and implementation of our restructurings has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructurings may negatively affect our employee turnover, recruiting and retention of important employees.

      If we are unable to implement our restructuring efforts effectively, our expenses could increase more quickly than our revenues or our revenues could decline as a result of our failure to service new client engagements adequately, either of which would seriously harm our business, financial condition, results of operations and cash flows. If we find that our restructurings announced in December 2000, March 2001 and July 2001 are insufficient to balance our expenses with our revenues, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount, close additional offices or to undertake a restructuring of our service offering. Alternatively, if we have reduced headcount or skill sets or experience attrition at levels at which we are not able to effectively service our existing client engagements, then our ability to retain or expand the scope of our existing client engagements or win new client engagements may be impaired, which in turn could seriously harm our reputation and results of operations.

If we fail to maintain our listing on The Nasdaq National Market, the ability to buy or sell our common stock may be materially impaired.

      On June 27, 2001, we received a notice from the staff of The Nasdaq Stock Market that our common stock had failed to maintain the minimum bid price of $1.00 required for continued listing on The Nasdaq National Market. On July 3, we requested a hearing before Nasdaq’s Listing Qualification panel. As of the filing date of this Quarterly Report, we have submitted our written appeal and expect to make an oral presentation to the Listing Qualification Panel on August 17, 2001. At the hearing, we expect to present a plan demonstrating that we can comply with the continued listing requirements or to discuss extenuating circumstances that support our stock’s continued listing on The Nasdaq National Market.

      If our common stock is delisted from The Nasdaq National Market, we may or may not apply for listing on The Nasdaq SmallCap Market, the OTC Bulletin Board or another quotation system or exchange on which we could qualify. We cannot guarantee, however, that we would apply for listing on another quotation system or exchange if we are delisted from The Nasdaq National Market or that if we do apply for listing, we would be eligible initially for such listing or, if we do become listed, we would be able to maintain eligibility. Listing on another quotation system or exchange may negatively affect the price of our common stock because stocks trading on over-the-counter markets are typically less liquid and trade with larger variations between the bid and ask prices.

      If our common stock continues to trade below $1.00 per share and we are no longer listed on The Nasdaq National Market, our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to a sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

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

      Unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the Internet professional services industry or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to:

•	fund our operations and capital expenditures;

•	take advantage of favorable business opportunities;

•	acquire complementary businesses or technologies;

•	develop and upgrade our technology infrastructure;

•	reduce outstanding debt;

•	develop new product and service offerings;

•	take advantage of favorable conditions in capital markets; or

•	respond to competitive pressures.

      The capital markets, and in particular the public equity market for Internet service companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure you that the additional financing will be available on favorable terms, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing may involve restrictive covenants that would limit our operating flexibility.

Our revenues could be significantly reduced by the loss of a major client.

      We derive a significant portion of our revenues from a limited number of clients. The loss of any of these major clients, if not replaced, could dramatically reduce our revenues. For example, for the three and six months ended June 30, 2001, our five largest clients accounted for approximately 72.7% and 70.1% of our total revenues, respectively, with DaimlerChrysler accounting for approximately 34.8% and 29.7% of our revenues and Federated Department Stores, Inc. accounting for 17.0% and 19.6% of our revenues, for the three and six months ended June 30, 2001.

We may be unable to retain talented personnel who are essential for completing client projects, which could harm our performance on existing projects and reduce our ability to obtain new projects.

      Our business is labor intensive, and thus our success depends on training and retaining talented professionals. All of our current employees and senior managers are employed on an at-will basis. If a significant number of our current employees, contractors or senior managers leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenues. In addition, our industry and business are subject to high turnover rates among employees. As a result, we may be unable to successfully retain qualified personnel. As of June 30, 2001, we had 506 full time employees.

      The failure to retain the necessary personnel would reduce our capacity to handle new client engagements and therefore reduce our revenue. Additionally, our three restructurings in December 2000, March and July 2001 significantly reduced our headcount, among other things, which may have the effect of lowering employee morale and increasing attrition. We paid bonuses under a December 2000 retention plan to targeted employees in July 2001; there can be no assurance that employees will elect to stay with us now that bonuses have been paid. If we have reduced headcount or skill sets or experience attrition at levels at which we are unable effectively to service our existing client engagements, then our ability to retain or expand the scope of our existing client engagements or win new client engagements may be impaired, which in turn could seriously harm our reputation and results of operations.

Our lack of long-term contracts with our clients reduces the predictability of our revenues.

      We generally do not have long-term contracts with our clients but instead are retained on an engagement-by-engagement basis. These engagements vary in size and scope and thus make our revenues difficult to predict. In addition, although we utilize standard contracts, the negotiation time and the final terms of the contract can vary substantially, decreasing the predictability of our revenue. In general, our standard contract provides for termination by either party after notice and a transition period of up to 60 days. Our clients also could unilaterally reduce or modify the scope or use of our services. Some of our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for such unanticipated variations in the timing, number or size of engagements in progress. Because we incur costs based on our expectations of revenues from future engagements, our failure to predict our revenues accurately may cause the increase in our expenses to outpace revenue growth, if any, which would seriously harm our financial condition, results of operations and cash flows.

If we fail to predict costs related to our fixed-fee projects accurately, we may lose money on these projects.

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

      An important element of our strategy has been to maintain our business in international markets. In addition to our domestic operations, as of July 31, 2001 we have operations in São Paulo, Brazil, which opened in February 1999; London, England, which opened in April 1999; and Toronto, Canada, which opened in January 2000. Our international offices generally provide the same or similar services as our domestic offices, sometimes in conjunction with our domestic offices. Our management may have difficulty in managing our international operations because of distance, as well as language and cultural differences. Our management cannot assure you that they will be able to market and deliver our services successfully in foreign markets.

      Other risks related to our international operations include:

•	failure in finding or acquiring suitable strategic partners or acquisition candidates;

•	general economic conditions in each office’s respective region;

•	difficulties arising from staffing and managing foreign operations;

•	compliance with legal and regulatory requirements of various countries, including differing tax or labor laws;

•	difficulties in using equity incentives for employees;

•	international currency issues, including fluctuations in currency exchange rates;

•	restrictions on the import and export of sensitive technologies, including data security and encryption technologies that we may wish to use in solutions we develop for clients; and

•	political or economic instability.

      If any of these risks should materialize, our international and domestic businesses, financial conditions, results of operations and cash flows could be harmed. Our revenues derived from international operations were 19.1% and 19.5% of our total revenues for the three and six months ended June 30, 2001, respectively.

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

      Prior to our initial public offering, we granted employees options to purchase our common stock at exercise prices below the deemed fair market value on the date of grant. For the three months ended June 30, 2001, we granted options to purchase up to 3,157,799 shares of common stock to employees with an exercise prices ranging from $0.26 to $0.58 per share. As of June 30, 2001, we had $15.2 million deferred stock-based compensation remaining that will be amortized over the next three years as the options vest, which will dilute any future earnings that we may achieve.

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

      Our quarterly operating results have varied in the past and we expect that our revenues and operating results will continue to fluctuate significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. Some important factors affecting our quarterly revenues and operating results, listed in order of their relative magnitude are:

•	changes in and management of our operating expenses;

•	timing, execution of and collection from major client engagements;

•	timing of employee hiring and billable employee utilization rates;

•	timing and cost of advertising and related media;

•	our ability to develop, market and introduce new and significant online business solutions on a timely basis;

•	our clients’ purchasing cycles and financial condition;

•	pricing changes in the industry;

•	competition among Internet professional services companies for Global 1000 clients;

•	increases in the number of independent contractors we must hire to meet client needs, which would result in increased costs versus an equivalent number of employees;

•	demand for our Internet professional services;

•	economic conditions in the Internet professional services market; and

•	legal or regulatory developments regarding the Internet.

      Furthermore, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee’s gain, if any, calculated as the difference between the price of our common stock on the date of exercise and the exercise price. These employer payroll taxes will be recorded as operating expenses in the period those options are exercised based on the aggregate gains realized by employees. During a particular quarter, our aggregate payroll taxes could be material. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular quarter, we cannot predict what, if any, expense will be recorded in any future quarter and any impact on future operating results.

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

      We have experienced operating losses as well as net losses for the three and six months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000, our net losses were $18.4 million and $13.1 million, respectively. For the six months ended June 30, 2001 and 2000, our net losses were 229.2% and 66.7% of total revenues, respectively. We may not be able to regain previous revenue growth or revenue levels. In addition, we have in the past invested heavily in development of our infrastructure. Although we expect that this amount of investment will be less in the near term, we may still need to maintain some level of infrastructural investment. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, our ability to finance continuing operations will be negatively impacted, and as a consequence the market price for our common stock may decline even further.

We are at risk of securities class action litigation.

      In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Because of the volatility of our stock price, we may be the target of similar litigation in the future. In addition to the potential of such litigation due to volatility and other factors, specific class action lawsuits have been brought against us and three of our officers and/or directors at the time of our initial public offering alleging unreported underwriter commissions in connection with the allocation of shares by the underwriters at the time of our IPO and the disclosure about those practices in our IPO documents. (Please see Part II, Item 1 — Legal Proceedings.) We may continue to be the target of these or other types of litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could adversely affect our financial condition and results of operations.

We rely on the services of our senior management and other key personnel, whose knowledge of our business and technical experience would be difficult to replace.

      We believe that our success will depend in part in keeping qualified people as members of our senior management team and in other key positions throughout the company. Any of our officers or employees can terminate his or her employment relationship at any time. Currently, our key executives are Mark Kingdon, our Chief Executive Officer, and Jonathan Nelson, our Chairman of the Board. The loss of either of these key employees or our inability to attract or retain other qualified employees could harm our business, financial condition and results of operations. While we currently maintain a key person life insurance policy for Jonathan Nelson, the amount of this insurance may be inadequate to compensate us for his loss.

We will likely continue to face intense competition which could harm our operating results.

      The market for Internet professional services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. In addition, our industry is experiencing substantial price competition and consolidation. Moreover, many of our competitors have longer operating histories, larger client bases, greater brand recognition, greater financial, marketing, service, support, technical, intellectual property and other resources than we do. As a result, our competitors may be able to devote greater resources to marketing campaigns, adopt more aggressive pricing policies or devote substantially more resources to client and business development than us. We also anticipate facing additional competition from new entrants into our markets due to the low barriers of entry. This increased competition may result in reduced operating margins, loss of market share and a diminished brand. Our industry is experiencing rapid consolidation. As a result of these factors, we may from time to time make pricing, service or marketing decisions, acquisitions, mergers or alliances as a strategic response to changes in our competitive environment. These actions could reduce our profits and harm our financial condition, results of operations and cash flows.

Our business opportunities may be restrained by conflicts between potential clients, which could reduce our potential profitability.

      Conflicts between potential clients are inherent in our business. We have in the past, and will likely in the future, be unable to pursue certain opportunities because such pursuits could result in offering similar services to direct competitors of existing clients. Moreover, we risk alienating existing clients if we provide services to even indirect competitors. Because these potential conflicts may jeopardize revenues generated from existing clients and hinder future prospects, these conflicts could cause our operating results to suffer. Furthermore, in limited circumstances, we have agreed not to reuse some software code developed by us for a particular client for competitors of that client or not to perform work for particular competitors of a client for a period of time. These types of agreements reduce the number of our prospective clients and thus the number of potential sources of revenues. Accordingly, our use of these types of agreements magnifies the importance of our client selection process because many of our clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client’s competitors and our client fails to capture a significant portion of its market, our future revenues in that particular market will in turn be negatively impacted.

We face potential liability for defects or errors in the solutions we develop, the occurrence of which could reduce our revenues.

      Many of the solutions we develop are critical to the operations of our clients’ businesses. Any defects or errors in the solutions we provide could result in:

•	delayed or lost client revenues;

•	adverse client reaction to us;

•	negative publicity;

•	additional expenditures to correct the problem; or

•	claims against us for negligence in performing our services or for errors in the software code provided by us.

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

      Despite efforts to protect our intellectual property, we also face the following risks:

•	non-recognition or inadequate protection of our proprietary rights;

•	undetected misappropriation of our proprietary intellectual property or materials;

•	development of similar technologies by competitors;

•	unenforceability of non-competition agreements entered into between us and our employees; and

•	infringement claims, even if not meritorious, against us.

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

      Other provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	authorizing our board of directors to issue additional preferred stock;

•	limiting the persons who can call special meetings of stockholders;

•	prohibiting stockholder actions by written consent;

•	creating a classified board of directors under which our directors serve staggered three-year terms;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	limiting the ability of stockholders to remove directors without cause.

      Further, some of our existing contracts may require a notice of assignment. Since our contracts generally provide for termination by either party after notice and a transition period of up to 60 days, a client may choose to terminate our contract if the client does not like the assignment.

      In addition, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. If section 203 applies to a potential transaction and our board of directors has waived the applicability of this law then, these provisions may discourage, delay or inhibit potential acquisition bids for our company.

We may experience power blackouts and higher electricity prices as a result of California’s current energy crisis, which could disrupt our operations and increase our expenses.

      California is experiencing an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our headquarter facilities in San Francisco. Because of problems associated with the deregulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply for longer than our backup power supplies last, we may be temporarily unable to continue operations or required temporarily to scale back operations at our facilities, including offices outside California whose information technology systems in part depend on servers located in San Francisco. A sustained interruption in our ability to continue operations at our facilities could delay our ability to develop or provide our services, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

Risks Related to Our Industry

Our success depends on our clients’ willingness to adopt an Internet business model and outsource their Internet needs to Internet professional service providers.

      The market for our services depends upon the adoption and assimilation of Internet professional services by companies. Critical issues concerning the use of the Internet remain unresolved and may affect the use of these technologies to solve business problems. Critical issues that influence a client to adopt an Internet business model or expand its business on the Internet include:

•	security of Internet technologies and client information;

•	reliability of the technology and services;

•	cost of development of an electronic business Web site;

•	administration and bandwidth of the Internet itself; and

•	profitability of the website.

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

      Additionally, some entities would have to make significant changes in their current business practice to adapt to the Internet. Changing domestic economic conditions, lengthening buying cycles and a lessening of competition from purely Internet-based companies may also reduce some potential clients’ interest or perceived urgency in adopting an Internet business model. Thus, even if the above listed issues were resolved, businesses may simply choose not to adopt an Internet business model.

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

      To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online business solutions. The Internet and the electronic commerce industry are characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices. The evolving nature of the Internet could render obsolete both our proprietary technology and the skills of our employees. Our success will depend, in part, on our ability to:

•	effectively use leading technologies critical to our business;

•	enhance our existing solutions;

•	continue to develop new solutions and technology that address the increasingly sophisticated and varied needs of our current and prospective clients and their customers; and

•	influence and respond to technological advances, emerging industry and regulatory standards and practices and competitive service offerings.

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

      Our future success is substantially dependent upon continued growth in the use of the Internet, particularly growth in commerce over the Internet. However, consumer use of the Internet for commerce may not grow as quickly as projected. If the number of users on the Internet does not increase or commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline. Capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. Other factors that may affect Internet usage or electronic commerce adoption include:

•	actual or perceived lack of security of information;

•	lack of access and ease of use;

•	congestion of Internet traffic;

•	inconsistent quality or availability of Internet or customer service;

•	possible outages due to difficulties or other damage to the Internet;

•	excessive governmental regulation;

•	uncertainty regarding intellectual property ownership;

•	costs associated with the obsolescence of existing infrastructure;

•	level of consumer satisfaction with electronic commerce experiences; and

•	lack of profitability of client internet businesses.

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

      Finally, the application of laws and regulations of jurisdictions where we plan to offer our Internet services could also limit our business. Other states or foreign countries may:

•	require us to qualify to do business as a foreign corporation in each state or foreign country, or otherwise subject us to taxes and penalties;

•	attempt to regulate our Internet solutions;

•	prosecute us for unintentional violations of their laws; or

•	modify or enact new laws in the near future, some of which may conflict with existing laws or with each other.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      Information concerning our exposure to market risk, which has remained relatively unchanged from December 31, 2000, is incorporated by reference to the discussion under the caption “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2000.

Foreign Currency Risk

      As of June 30, 2001, we have had transactions in Brazil, Canada, the United Kingdom, and Singapore. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in Brazil, Canada, the United Kingdom, and Singapore. The effect of foreign exchange rate fluctuations for the six months ended June 30, 2001 was $456,000. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2001 we had $2.7 million in cash and cash equivalents denominated in foreign functional currencies.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

IPO Allocation Lawsuits

      Between June 1 and July 3, 2001, six related, putative class action lawsuits were filed in the United States District Court for the Southern District of New York, on behalf of all persons who purchased our stock between February 9 and December 6, 2000 pursuant or traceable to our initial public offering prospectus. (Soper v. Organic, Inc., et al.; Ball v. Organic, Inc., et al.; Eads v. Organic, Inc., et al.; Selevan v. Organic, Inc., et al.; Bourke v. Organic, Inc., et al.; Shelly v. Organic, Inc., et al.). The plaintiffs challenge certain IPO allocation practices by our underwriters and the disclosure about those practices in our IPO documents. Each complaint names as defendants Organic and three of our officers and/or directors at the time of our IPO, Jonathan Nelson, Michael Hudes and Susan L. Field. The various complaints also name as defendants some combination of the following underwriters: Goldman Sachs Group, Inc.; Crédit Suisse First Boston Corp.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Salomon Smith Barney, Inc.; Thomas Weisel Partners LLC; and Dain Rauscher, Inc.

      In five of the six complaints, the plaintiffs are suing Organic and the individual defendants for alleged violations of sections 11 and 15 of the Securities Act of the 1933. In the remaining complaint, entitled Shelly v. Organic, the plaintiffs also claim that Organic and the individual defendants violated section 10(b) of the Securities and Exchange Act of 1934, section 20(a) under that Act and Rule 10b-5 under that Act. In all of the complaints, the plaintiffs assert claims against the underwriters under section 10(b) of the Exchange Act and sections 11 and 12 of the Securities Act. The complaints seek to hold all defendants liable for class damages and statutory compensation in an amount to be determined at trial, plus interest, costs and attorneys’ fees.

      The plaintiffs in these lawsuits have not yet moved to appoint a lead plaintiff, to appoint lead counsel or to consolidate the actions. The lawsuits are in their early stages and no discovery has started. The defendants’ time to answer the complaints has been adjourned until after the assignment of lead plaintiffs’ counsel or the filing of an amended complaint, whichever occurs later. Because the litigation is at a very early stage, we are unable to assess the likelihood of an unfavorable outcome and can make no determination as to the amount or range of potential loss, if any. The Company intends to contest these actions vigorously.

Broker’s Commission Litigation

      On May 16, 2000, an individual real estate broker and former employee of a real estate brokerage company which had performed work for the Company filed suit in United States District Court in New York City seeking recovery from the Company and others for brokers’ commissions he claims due. (Kades v. Organic, Inc. et al.) The complaint alleges claims for violation of the Racketeering Influenced Corrupt Organizations (RICO) Act, misrepresentation, interference with contractual relations and other causes of action and seeks compensatory and punitive damages against all defendants. On October 18, 2000, the plaintiffs filed a Second Amended Complaint. On November 21, 2000, the Company and its codefendants filed a motion to dismiss the Second Amended Complaint. The Court has not yet ruled on the motion or set a date for oral argument. The Company and its codefendants believe that these claims lack any merit and intend to contest them vigorously.

Item 5.   Other Information

      On June 5, 2001, the Board of Directors of the Company resolved to postpone the Company’s annual meeting of stockholders until October 30, 2001. The Company’s Board of Directors further resolved that the record date for the annual meeting will be September 14, 2001.

      In accordance with the Company’s bylaws for a matter properly to be brought before the annual meeting on October 30, 2001, a stockholder must give notice in writing to the Secretary of the Company not earlier than August 1, 2001 and not later than August 31, 2001. The stockholder’s notice must comply with the information requirements set forth in the Company’s bylaws and in Regulation 14A under the Securities Act of 1934, as amended. The address of the Company’s Secretary is Organic, Inc. Attention: Corporate Secretary, 601 Townsend Street, San Francisco, California 94103.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits Index:

      The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is the same as those set forth below.

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant(1)
3.2	Amended and Restated Bylaws of Registrant(1)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Certificate of the Registrant’s common stock(1)
4.3	Rights Agreement between Registrant and EquiServe Trust Company, N.A., as Rights Agent(2)
4.4	Investors’ Rights Agreement by and among Registrant, Organic Holdings, Inc. and Omnicom Group, Inc., dated February 8, 2000(1)
4.5	Amendment No. 1 to Rights Agreement between Registrant and EquiServe Trust Company, N.A., as Rights Agent(3)
10.26	Stock Option Agreement between Registrant and Mark Kingdon, dated February 7, 2001(4)
10.27	Amended Employment Agreement between Registrant and Mark Kingdon, dated June 20, 2001(5)
10.28	Amended Stock Option Agreement between Registrant and Mark Kingdon, dated June 20, 2001(5)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-91627).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated herein by reference to Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A filed April 16, 2001.

(4)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(5)	Filed herewith.

(b)  Reports on Form 8-K

Form 8-K with date of report on June 5, 2001 was filed, to announce the postponement of the Company’s annual meeting of stockholders until October 30, 2001 and the resolution by the Company’s Board of Directors that the record date for the annual meeting will be September 14, 2001.

Form 8-K was filed on July 25, 2001, containing a press release dated July 24, 2001 reporting the registrant’s financial results for the second quarter of fiscal 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Organic, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANIC, INC.

By:	/s/ MARK KINGDON

Mark Kingdon
Chief Executive Officer

By:	/s/ STEVEN VATTUONE

Steven Vattuone
(Principal Financial Officer and Chief
Accounting Officer) Vice President, Finance

Dated: August 14, 2001

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant(1)
3.2	Amended and Restated Bylaws of Registrant(1)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Certificate of the Registrant’s common stock(1)
4.3	Rights Agreement between Registrant and EquiServe Trust Company, N.A., as Rights Agent(2)
4.4	Investors’ Rights Agreement by and among Registrant, Organic Holdings, Inc. and Omnicom Group, Inc., dated February 8, 2000(1)
4.5	Amendment No. 1 to Rights Agreement between Registrant and EquiServe Trust Company, N.A., as Rights Agent(3)
10.26	Stock Option Agreement between Registrant and Mark Kingdon, dated February 7, 2001(4)
10.27	Amended Employment Agreement between Registrant and Mark Kingdon, dated June 20, 2001(5)
10.28	Amended Stock Option Agreement between Registrant and Mark Kingdon, dated June 20, 2001(5)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-91627).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated herein by reference to Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A filed April 16, 2001.

(4)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(5)	Filed herewith.