Form 10-Q
period 2001-09-30
ORGANIC INC
filed 2001-11-13
CIK 1093709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      The number of shares outstanding of the Registrant’s Common Stock, par value $.0001, as of October 31, 2001 was 88,507,762.

ORGANIC, INC.

FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ORGANIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,270	$58,454
Accounts receivable	8,630	18,649
Costs in excess of billings	2,074	1,413
Deposits, prepaid expenses and other current assets	1,490	3,377

Total current assets	21,464	81,893
Restricted cash	11,840	11,653
Property and equipment, net	16,075	33,769
Long-term investments	309	1,767
Deferred bank facility charge	5,546	10,084
Other assets	512	342

Total assets	$55,746	$139,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued restructuring costs	$18,741	$3,757
Accounts payable and accrued expenses	6,885	20,101
Deferred revenue	7,278	12,393
Deferred rent	—	1,759
Current portion of long-term debt	106	329
Current portion of obligations under capital leases	37	36

Total current liabilities	33,047	38,375
Long-term debt, net of current portion	—	22
Obligations under capital leases, net of current portion	37	67

Total liabilities	33,084	38,464

Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiary	—	215
Stockholders’ equity:
Preferred stock, $.0001 par value, 25,000,000 shares authorized	—	—
Common stock, $.0001 par value, 200,000,000 shares authorized, 88,507,762 and 88,543,540 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	9	9
Additional paid-in capital	240,719	268,868
Notes receivable from stockholders	(2,985)	(4,682)
Deferred stock-based compensation	(8,354)	(33,090)
Accumulated deficit	(205,646)	(129,900)
Accumulated other comprehensive income	(1,081)	(376)

Total stockholders’ equity	22,662	100,829

Total liabilities and stockholders’ equity	$55,746	$139,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$13,894	$37,351	$41,986	$103,726
Operating expenses:
Professional services
Professional services other	7,684	20,480	32,560	54,972
Professional services stock-based compensation	(57)	3,576	(1,551)	17,526

Total professional services	7,627	24,056	31,009	72,498
Selling, general and administrative
Selling, general and administrative other	9,516	22,712	41,903	64,854
Selling, general and administrative stock-based compensation and other stock-based charges	(2,116)	8,291	3,588	29,313

Total selling, general and administrative	7,400	31,003	45,491	94,167
Restructuring expense	10,257	—	40,168	—

Total operating expenses	25,284	55,059	116,668	166,665

Operating loss	(11,390)	(17,708)	(74,682)	(62,939)
Minority interest in operations of consolidated subsidiary	—	52	—	128
Investment loss	(33)	(90)	(1,883)	(443)
Interest expense	(24)	(14)	(144)	(279)
Interest income	169	1,139	1,298	3,038

Net loss before taxes	(11,278)	(16,621)	(75,411)	(60,495)
Income tax expense (benefit)	107	(147)	335	265

Net loss attributable to common stockholders	$(11,385)	$(16,474)	$(75,746)	$(60,760)

Basic and diluted net loss per share	$(0.13)	$(0.19)	$(0.86)	$(0.84)

Weighted average common shares outstanding — basic and diluted	88,247,547	85,102,416	87,722,382	72,455,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(75,746)	$(60,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,226	6,835
Stock-based compensation and other stock-based charges	2,037	46,839
Provision for doubtful accounts	(13)	3,743
Minority interest in operations of consolidated subsidiary	—	(132)
Noncash portion of restructuring charge	28,971	—
Fixed assets write-off	1,821	5,647
Loss on investments	1,883	443
Changes in assets and liabilities:
Accounts receivable	10,032	(4,126)
Costs in excess of billings	(661)	(2,051)
Deposits and prepaid expenses	593	(1,633)
Other assets	1,546	741
Accounts payable and accrued expenses	(13,162)	4,868
Deferred revenue	(5,116)	(28)
Deferred rent	(1,759)	1,301
Income taxes payable	(53)	298

Net cash (used in) provided by operating activities	(42,401)	1,985

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,153)	(33,812)
Acquisition of Brasil Comunicacao	(91)	—
Purchase of short-term investments	—	(194)
Purchase of long-term investments	(500)	(500)
Proceeds from sale and maturity of investments	—	153

Net cash used in investing activities	(5,744)	(34,353)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	—	117,537
Proceeds from issuance of common stock from ESPP, net	168	—
Proceeds from exercise of common stock options and warrants	26	3,303
Proceeds from long-term debt	—	3,505
Proceeds from repayment of employee loans	70	36
Payments for repurchase of unvested common stock	(213)	(165)
Payments on capital leases	(29)	(29)
Payments on long-term debt	(245)	(16,876)

Net cash (used in) provided by financing activities	(223)	107,311
Effect of exchange rate changes on cash and cash equivalents	(629)	(372)

Net (decrease) increase in cash and cash equivalents	(48,997)	74,571
Cash and cash equivalents and restricted cash at beginning of period	70,107	8,385

Cash and cash equivalents and restricted cash at end of period	$21,110	$82,956
Restricted cash	(11,840)	$—

Cash and cash equivalents at end of period	$9,270	$82,956

Supplemental disclosures of cash flows information:
Cash paid for interest	$154	$258

Cash paid for income taxes	$324	$270

Noncash Investing and Financing Activities:
Unrealized (losses) gains on available for sale securities	$(76)	$2,799

Reduction in deferred stock-based compensation for options cancelled	$12,165	$17,720

Deferred stock-based compensation	$3	$34,752

Exercise of stock options with stockholder notes receivable	$—	$4,613

Acquisition of Brasil Comunicacao:
Minority interest in consolidated subsidiary	$604
Common stock issued	$513	$—

Net cash payment	$91	$—

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

Note 2 — Net Loss Per Share

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

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(11,385)	$(16,474)	$(75,746)	$(60,760)

Denominator:
Weighted average common shares outstanding	88,621,787	88,086,384	88,714,082	75,938,240
Less: weighted average unvested common shares subject to repurchase	(374,240)	(2,983,968)	(991,700)	(3,482,991)

Weighted average common shares used in computing basic and diluted net loss per share	88,247,547	85,102,416	87,722,382	72,455,249

Basic and diluted net loss per share	$(0.13)	$(0.19)	$(0.86)	$(0.84)

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table sets forth common stock equivalents that were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for those periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average effect of common stock equivalents:
Series A convertible preferred stock	—	—	—	9,492,701
Series B convertible preferred stock	—	—	—	651,679
Unvested common shares subject to repurchase	374,240	2,983,968	991,700	3,482,991
Common stock options	732,689	8,099,890	1,400,499	10,226,575
Common stock warrants	—	—	—	328,332

Note 3 — Comprehensive Loss

      The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands)
Net loss	$(11,385)	$(16,474)	$(75,746)	$(60,760)
Unrealized (losses) gains on available for sale securities	—	(1,208)	(76)	2,799
Foreign currency translation adjustment	(173)	(186)	(629)	(371)

Comprehensive loss	$(11,558)	$(17,868)	$(76,451)	$(58,332)

      The tax effects of comprehensive loss were not considered material. The following is a summary of the components of accumulated other comprehensive income:

	September 30,	December 31,
	2001	2000

	(In thousands)
Unrealized (losses) gains on available for sale securities	$0	$76
Foreign currency translation adjustment	(1,081)	(452)

Balance	$(1,081)	$(376)

Note 4 — Investments

      Historically, the Company’s investments were primarily composed of common stock received from its customers in exchange for services rendered. Initially, the Company recorded the common stock on the consolidated balance sheet based on the estimated fair value of the services provided to the customers or, if publicly traded, the market value of the stock as of the measurement date. The Company classified these investments as available-for-sale. In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity net of applicable income taxes. The Company also contributed to Retail Options LLC, a joint venture that includes as members Federated Department Stores, Sears Roebuck & Co., Groupe Carrefour and St. Paul Fire & Marine Insurance Company. The alliance was created to identify, invest in, develop and distribute brands and technologies that present opportunities in both brick-and-mortar and

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

e-commerce retailing. For the nine months ended September 30, 2001, the Company recorded unrealized losses of $76,000 for HomeGrocer.com Inc. (“HomeGrocer”), which was acquired by Webvan Group Inc. (“Webvan Group”) in September 2000, based on the fair market values of its publicly traded common stock. On July 13, 2001, Webvan Group filed for protection under Chapter 11 of the Bankruptcy Code. As detailed below, in the second quarter of 2001, the Company wrote off the entire investment in Webvan Group.

      Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment loss. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. For the three months ended September 30, 2001, the Company recorded an investment loss of $33,000 related to Retail Options LLC. For the nine months ended September 30, 2001, the Company recorded an investment loss of $1.9 million related to Retail Options LLC, Collaborative Media, Inc (“Etown”), Webvan Group, Worldy Information Network, Inc. (“Worldy Investor”), WebExpress Corporation (“Web Express”) and Stan Lee Media, Inc. (“Stan Lee Media”). These amounts have been recorded as an investment loss on the condensed consolidated statements of operations.

      On April 9, 2001, the Company made an additional investment of $500,000 in Retail Options LLC. As of September 30, 2001 the Company had $309,000 of long-term investments, which solely represents the remaining investment in Retail Options LLC.

Note 5 — Deferred Stock-Based Compensation

      Deferred stock-based compensation has been included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the related options, which is generally four years, consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28. The Company recognized stock-based compensation of $(2.1) million and $2.0 million, net of $7.3 million and $16.2 million reversal of stock-based compensation amortized, related to unvested shares for terminated employees for the three and nine months ended September 30, 2001. The Company recorded reductions in deferred stock-based compensation relating to terminated employees of $3.9 million and $12.2 million for the three and nine months ended September 30, 2001, respectively. As of September 30, 2001, the Company had an aggregate of $8.4 million of deferred stock-based compensation remaining to be amortized.

Note 6 — Restructuring

      On July 24, 2001, the Company announced its third restructuring plan eliminating approximately 80 positions, distributed 55% among professional service staff and 45% among corporate service staff. This restructuring was in addition to its March 29, 2001 and December 14, 2000 restructurings. On March 29, 2001, the Company announced its second restructuring plan eliminating approximately 300 positions, distributed 75% among professional service staff and 25% among corporate service staff. On December 14, 2000 the Company announced its first restructuring plan, which eliminated approximately 270 positions, distributed 70% among professional service staff and 30% among corporate service staff. As part of the restructuring efforts, the Company has closed its Atlanta, Boston, Chicago and Singapore facilities.

      During the third quarter of 2001, the Company recorded an additional restructuring charge of $10.3 million. The additional charge consists of $6.3 million resulting from a change in estimate related to facilities, $2.5 million related to fixed asset write offs, $1.5 of additional severance which was paid during the third quarter of 2001, and $12,000 of other related items.

      The Company has recorded total restructuring charges of $47.0 million. The total cash outlay for the Company’s restructuring efforts announced through September 30, 2001 is expected to be approximately $31.4 million. The remaining $15.6 million consists of non-cash charges primarily for asset write-offs. As of September 30, 2001, an aggregate of $12.7 million in cash had been paid out under the restructuring plans. Of

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the remaining cash outlay of $18.7 million, $2.4 million is expected to occur over the next three months, while the remaining $16.3 million is to occur in 2002 and beyond.

      These restructuring efforts required an evaluation of asset impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” to write these assets down to their fair value.

Restructuring and other related activities were as follows:

	Severance	Facilities	Fixed Assets	Other	Total

	In thousands
Balance as of December 31, 2000	$296	$3,395	—	$66	$3,757
Charged to Operations for the Three Months Ended March 31, 2001	3,190	8,168	12,376	15	23,749
Charges Utilized for the Three Months Ended March 31, 2001	(493)	(1,863)	(12,376)	45	(14,778)
Balance as of March 31, 2001	2,993	9,700	—	35	12,728
Charged to Operations for the Three Months Ended June 30, 2001	172	6,990	(871)	(129)	6,162
Charges Utilized for the Three Months Ended June 30, 2001	(3,138)	(3,459)	871	94	(5,632)
Balance as of June 30, 2001	$27	$13,231	—	—	$13,258
Charged to Operations for the Three Months Ended September 30, 2001	1,524	6,239	2,482	12	10,257
Charges Utilized for the Three Months Ended September 30, 2001	(1,737)	(543)	(2,482)	(12)	(4,774)
Balance as of September 30, 2001	$(186)	$18,927	—	—	$18,741

Note 7 — Segments

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

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant. Revenues from external customers and long-lived assets information by geographic area are summarized as follows:

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

	(In thousands)
Revenues from External Customers
United States	$10,891	$32,019	$33,505	$91,829
International	3,003	5,332	8,481	11,897

	$13,894	$37,351	$41,986	$103,726

	September 30,	December 31,
	2001	2000

Long-Lived Assets(1)
United States	$15,061	$31,743
International	1,349	2,249

	$16,410	$33,992

(1)	Long-lived assets include net property, plant and equipment, and net intangible assets.

Note 8 — Commitments and Contingencies

Leases

      The Company leases various office space and office equipment under non-cancelable operating and capital leases with initial or remaining terms of one year or more. Total rent expense under operating leases was approximately $1.5 million and $6.1 million, and $2.1 million and $5.3 million, for the three and nine months ended September 30, 2001 and 2000, respectively.

      Several of the leases contain an escalation clause and there are no restrictions on paying dividends, incurring additional debt or negotiating additional leases under the terms of the present lease agreements. Certain of the Company’s leases are guaranteed by letters of credit, which are collateralized by certificates of deposit. These amounts are presented as restricted cash on the balance sheet. The letter of credit relating to the Company’s San Francisco facility lease expired in October 2001. The Company renewed the letter of credit on October 15, 2001 in order to remain in compliance under such lease. The renewed letter of credit expires in November 2002 and under the terms of the current lease must be renewed again at that time.

Legal

IPO Allocation Lawsuits

      Between June 1 and July 3, 2001, six related, putative class action lawsuits were filed in the United States District Court for the Southern District of New York, on behalf of all persons who purchased the Company’s stock between February 9 and December 6, 2000 pursuant or traceable to the Company’s initial public offering prospectus. (Soper v. Organic, Inc., et al.; Ball v. Organic, Inc., et al.; Eads v. Organic, Inc., et al.; Selevan v. Organic, Inc., et al.; Bourke v. Organic, Inc., et al.; Shelly v. Organic, Inc., et al.). The plaintiffs challenge certain IPO allocation practices by the Company’s underwriters and the disclosure about those practices in the Company’s IPO documents. Each complaint names as defendants the Company and three of the Company’s officers and/or directors at the time of the Company’s IPO, Jonathan Nelson, Michael Hudes and Susan L. Field. The various complaints also name as defendants some combination of the following underwriters: Goldman Sachs Group, Inc.; Crédit Suisse First Boston Corp.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Salomon Smith Barney, Inc.; Thomas Weisel Partners LLC; and Dain Rauscher, Inc.

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In five of the six complaints, the plaintiffs are suing the Company and the individual defendants for alleged violations of sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). In the remaining complaint, entitled Shelly v. Organic, the plaintiffs also claim that the Company and the individual defendants violated section 10(b), section 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In all of the complaints, the plaintiffs assert claims against the underwriters under section 10(b) of the Exchange Act and sections 11 and 12 of the Securities Act. The complaints seek to hold all defendants liable for class damages and statutory compensation in an amount to be determined at trial, plus interest, costs and attorneys’ fees.

      On August 8, 2001, all of the IPO allocation actions, including the lawsuits involving the Company, were transferred to Judge Scheindlin for coordinated pre-trial proceedings. There are approximately 800 of these purported securities class action lawsuits against approximately 170 issuers, including the six complaints against the Company. On October 12, 2001, the court appointed as lead counsel an executive committee of plaintiffs’ firms (which included six such plaintiffs’ firms). The motions to appoint lead plaintiff and to consolidate the actions are pending. The lawsuits are in their early stages and no discovery has started. The defendants’ time to answer the complaints has been adjourned until after the filing of an amended complaint by the plaintiffs. Because the litigation is at a very early stage, the Company is unable to assess the likelihood of an unfavorable outcome and can make no determination as to the amount or range of potential loss, if any. The Company intends to contest these actions vigorously.

     Broker’s Commission Litigation

      On May 16, 2000, an individual real estate broker and former employee of a real estate brokerage company which had performed work for the Company filed suit in United States District Court in New York City seeking recovery from the Company and others for brokers’ commissions he claims due. (Kades v. Organic, Inc. et al.) The complaint alleges claims for violation of the Racketeering Influenced Corrupt Organizations (RICO) Act, misrepresentation, interference with contractual relations and other causes of action and seeks compensatory and punitive damages against all defendants. On October 18, 2000, the plaintiffs filed a Second Amended Complaint. On November 21, 2000, the Company and its codefendants filed a motion to dismiss the Second Amended Complaint. The Court has not yet ruled on the motion or set a date for oral argument. The Company and our codefendants believe that these claims lack any merit and intend to contest them vigorously.

Employees

      The Company has employment agreements and commitments with certain executive officers under which the employees would be entitled to receive severance payments if their employment were to be terminated under certain conditions. The aggregate potential payments under these arrangements total $250,000.

Note 9 — Risks and Uncertainties

      The Company is subject to all of the risks inherent in an early stage company in the Internet professional services industry. These risks include, but are not limited to, a limited operating history, ability to raise capital, limited management resources, dependence upon consumer acceptance of the Internet, Internet-related security risks and the changing nature of the electronic commerce industry. The Company’s operating results may be materially affected by the foregoing and other factors.

      The Company has incurred substantial losses and negative cash flow from operations since inception. As of September 30, 2001, the Company has an accumulated deficit of $205.6 million and available cash balance of $9.3 million, while the Company is taking actions to reduce its cost structure, it currently expects to continue to use cash to fund operating losses, to acquire and retain customers and to restructure agreements. The Company currently expects that its available cash, cash equivalents and cash flows to be generated from

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations will be sufficient to meet its targeted cash needs through at least 2001, provided that the Company achieves its targeted revenues, efficiencies and cost reductions, restructures certain partnerships and other relationships and on a timely basis, completes certain asset sales and collects certain accounts receivable. If the Company is unable to complete any of these actions as scheduled or on the terms currently contemplated, the Company may have to significantly reduce its operations and its business may be adversely affected.

      Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company is also subject to unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the Internet professional services industry or the acquisition of businesses with negative cash flows, which developments may necessitate additional financing. The Company may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to:

•	fund its operations and capital expenditures;

•	take advantage of favorable business opportunities;

•	acquire complementary businesses or technologies;

•	develop and upgrade its technology infrastructure;

•	reduce outstanding debt;

•	develop new product and service offerings;

•	take advantage of favorable conditions in capital markets;

•	respond to competitive pressures; or

•	restructure lease obligations related to our facilities.

      The capital markets, and in particular the public equity market for Internet service companies, have traditionally been volatile and have demonstrated that volatility over the past 16 to 18 months. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. The Company cannot assure that any additional financing will be available on terms favorable, or at all. The Company may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or they may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit the Company’s operating flexibility.

      The Company has an unused credit facility with Omnicom Group allowing it to borrow up to $15.0 million. This credit facility contains some restrictions and any borrowings under the credit facility require the Company to comply with financial covenants and are secured by some of its investments. These financial covenants include minimum revenue targets, limitations on loans by the Company to officers and directors and limitations on capital equipment purchases. The Company exceeded the limitations on capital equipment purchases and made loans (since repaid) to officers of the Company in excess of the contractual limitations during the year ended December 31, 2000. All of the capital equipment purchases and the loans were approved by the Company’s board of directors. As of September 30, 2001, there are no borrowings outstanding under this credit facility. The Company has requested a waiver from Omnicom Group relating to the financial covenants. If we utilize this facility prior to receiving the waiver, borrowing will be due and payable on demand.

      On June 27, 2001, the Company received a notice from the staff of The Nasdaq Stock Market that its common stock had failed to maintain the minimum bid price of $1.00 required for continued listing on The Nasdaq National Market. On July 3, the Company requested a hearing before Nasdaq’s Listing Qualification Panel. The Company submitted its written appeal and made an oral presentation to the Listing Qualification Panel on August 17, 2001. At the hearing, the Company presented a plan demonstrating that it could comply with the continued listing requirements and discussed extenuating circumstances that support the Company’s stock’s continued listing on The Nasdaq National Market.

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In order to maintain The Nasdaq National Market listing of the Company’s shares of common stock, on August 22, 2001, the Company’s board of directors approved a reverse stock split of the Company’s common stock and recommended approval of the action by the Company’s stockholders at a Special Meeting of Stockholders called for that purpose and to be held October 19, 2001. On September 21, 2001, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission regarding the Special Meeting of Stockholders.

Note 10 — Subsequent Events

      By letter to the Company dated October 2, 2001, the Nasdaq’s Listing Qualifications Panel informed the Company that, in light of the Nasdaq’s September 27, 2001 moratorium on the minimum bid price and market value of public float requirements for continued listing on the Nasdaq Stock Market until January 2, 2002, the Nasdaq’s Listing Qualifications Panel had determined to continue the listing of the Company’s securities on The Nasdaq National Market.

      The letter from the Nasdaq further explained that, when the Nasdaq moratorium ends on January 2, 2002, the Company would be non-compliant with the Nasdaq listing requirements if it fails to satisfy the applicable standard for 30 consecutive trading days following January 1, 2002. If, after a 30-day period, the Company fails to meet the closing bid price or market float criteria, then the Nasdaq could impose another 90-day period after which delisting proceedings could be reinstituted.

      Based on the foregoing information, on October 4, 2001 the Company’s board of directors withdrew its approval of the reverse split of the Company’s common stock and its recommendation that the Company’s stockholders approve the matter at a special meeting. As a result, the Company has canceled the Special Meeting of Stockholders previously scheduled for October 19, 2001.

      On November 1, 2001, the Company announced a restructuring plan eliminating up to 50 positions through voluntary and involuntary staff reductions.

Note 11 — Related Party Transactions

      In June 2001, the Company entered into agreements with two new independent members of our board of directors. The Company will pay each an annual fee of $75,000 and make each a grant of stock options to purchase up to 100,000 shares of common stock.

      On January 11, 2001, the Company entered into a non-interest bearing promissory note agreement for $150,000 with its Chief Executive Officer. The note is due on January 2, 2002, and one-fourth of the principal will be forgiven ratably at the end of each fiscal quarter that he remains employed with the Company, starting with the quarter ending March 31, 2001.

      On June 20, 2001, the Company entered into an amended employment agreement with the Chief Executive Officer. In accordance with such agreement, the Company entered into a non-interest bearing promissory note agreement for $200,000. The note will only become due and payable only upon termination of his services for cause by the Company and one-fourth of the principal will be forgiven ratably at the end of each fiscal quarter that he remains employed with the Company, starting with the quarter beginning July 1, 2001. Also pursuant to the amended employment agreement, the Company repriced Mr. Kingdon’s outstanding options and made an additional grant of 250,000 options on June 20, 2001.

      The Company entered into a retention understanding with Margaret Maxwell Zagel, its Chief Legal and Administrative Officer and Secretary. The Company paid Ms. Zagel retention payments totaling $75,000, the final portion of which was paid to Ms. Zagel on August 31, 2001. Ms. Zagel resigned as an employee of the Company effective August 31, 2001 and continued as a consultant to the Company through October 31, 2001.

      Additionally, the Company entered into a severance agreement with Michael Hudes, our President through July 31, 2001 and a member of its board of directors through July 24, 2001, in connection with the

ORGANIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amicable cessation of his employment. The agreement provides, among other things, for a one-time payment of $350,000 to Mr. Hudes in exchange for the mutual release of claims by Mr. Hudes and the Company, excluding certain claims such as those arising under the indemnification agreement previously entered into by the parties.

      The Company’s board of directors has received a non-binding proposal (“the Acquisition Proposal”) from Seneca Investments LLC (“Seneca”) to acquire its publicly held shares, constituting 16.8 million shares of its common stock, not already owned or under contract to be purchased by Seneca for $0.33 per share. Payment for these shares would be made in cash at closing and is not dependent on improvements in the Company’s future results of operations. The Company has referred the Acquisition Proposal to the Special Committee of its board of directors for evaluation and negotiation. The Special Committee emphasized that no conclusions can or should be drawn at this time as to the effect that this process will have on enhancing shareholder value. There can be no assurance that the alternatives that the Special Committee is exploring will actually occur.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report includes statements that qualify as forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding the following topics, among others: our current and future restructuring plans, our business strategy and operations, future prospects, financial position, anticipated revenues or losses and projected costs and objectives of management. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in this report. Factors that might cause or contribute actual results to differ materially include, but are not limited to, those discussed in the section entitled “Factors That May Affect Results” and the risks discussed in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on February 9, 2000 by the Securities and Exchange Commission (File No. 333-91627) and our Annual Report on Form 10-K filed for the year ended December 31, 2000, as amended. All forward-looking statements are made as of today and reflect our management’s current expectations. We disclaim any duty to update such statements.

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

      We plan to scale our operations to accommodate the demand from potential clients for Internet professional service offerings and to better serve our existing clients in both their various domestic and international locations. We expect that our revenues will be driven primarily by the number, size and scope of our client engagements and, to a lesser extent, by our professional services headcount. The number, size, and scope of our engagements are also affected by general economic conditions and the willingness of clients to spend money on Internet projects. For the three and nine months ended September 30, 2001, five clients accounted for 72.1% and 71.1% of our revenues, respectively, with DaimlerChrysler accounting for 47.9% and 36.0%, respectively. Revenues from any given client will vary from period to period; however, we expect that significant concentration will continue for the foreseeable future. To the extent that any significant client reduces its use of our services or terminates its relationship with us, our revenues could decline. As a result, the loss of any significant client could negatively impact our business and results of operations.

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

      During the year ended December 31, 2000, we opened offices in Toronto, Atlanta and Boston. As a result of our restructuring efforts, we have closed our Atlanta, Boston, Chicago and Singapore facilities and streamlined operations at our remaining 6 locations. Our international operations collectively accounted for 21.6% and 20.2% of our total revenues for the three and nine months ended September 30, 2001, respectively, as compared to 11.7% and 10.4% during the three and nine months ended September 30, 2000, respectively.

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

      We have a limited operating history upon which you may evaluate our business and prospects. We have incurred significant losses since inception, and, as of September 30, 2001, had an accumulated deficit of $205.6 million. We believe our success depends on increasing our client base, retaining professionals and maintaining our global presence. We expect associated headcount and infrastructure costs to decrease, as a result of our four restructurings announced in December 2000, March 2001, July 2001 and November 2001. We expect to continue to incur operating losses in the foreseeable future.

      Our clients tend to spend proportionally more on our services during the second and third quarters and we expect this seasonality trend may continue in the near future. This has caused our past operating results to fluctuate significantly from quarter to quarter. Our restructuring has and will continue to place significant demands on our management and operational resources. If we are unable to manage our restructuring efforts effectively, our expenses could increase more quickly than our revenues. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected. In addition, although we have in the past experienced significant percentage growth in annual revenues, we do not believe that prior growth rates are indicative of future operating results. Please refer to “Factors That May Affect Results” for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Professional services
Professional services other	55.3%	54.8%	77.5%	53.0%
Professional services stock-based compensation	(0.4)%	9.6%	(3.7)%	16.9%

Total professional services	54.9%	64.4%	73.8%	69.9%
Selling, general and administrative
Selling, general and administrative other	68.5%	60.8%	99.8%	62.5%
Selling, general and administrative stock-based compensation and other stock-based charges	(15.2)%	22.2%	8.5%	28.3%

Total selling, general and administrative	53.3%	83.0%	108.3%	90.8%
Restructuring expense	73.8%	0.0%	95.7%	0.0%

Total operating expenses	182.0%	147.4%	277.8%	160.7%
Operating loss	(82.0)%	(47.4)%	(177.8)%	(60.7)%
Minority interest in operations of consolidated subsidiary	0.0%	0.1%	0.0%	0.1%
Investment loss	(0.2)%	(0.2)%	(4.5)%	(0.4)%
Interest expense	(0.2)%	(0.2)%	(0.3)%	(0.3)%
Interest income	1.2%	3.0%	3.1%	2.9%

Net loss before taxes	(81.2)%	(44.7)%	(179.5)%	(58.4)%
Income tax expense	1.0%	(0.4)%	1.0%	0.3%

Net loss	(82.2)%	(44.3)%	(180.5)%	(58.7)%

Comparison of Three and Nine Months Ended September 30, 2001 and 2000

Revenues

      Our revenues were $13.9 million for the three months ended September 30, 2001, a decrease of 62.8% over $37.4 million for the three months ended September 30, 2000. Our revenues were $42.0 million for the nine months ended September 30, 2001, a decrease of 59.5% over $103.7 million for the nine months ended September 30, 2000. These decreases were primarily due to a decrease in the number of clients and size and scope of our engagements, resulting from a change in market conditions and the slowing demand for Internet professional services. For the three and nine months ended September 30, 2001, revenues of $1.3 million and $2.3 million were generated from new clients. Our increased sales and marketing efforts resulted in the continuing of our relationship with many existing clients since September 30, 2000, most notably DaimlerChrysler and Federated Department Stores, Inc., which accounted for 36.0% and 13.1%, respectively, of our total revenues for the nine months ended September 30, 2001. Revenues from our international locations increased to 21.6% and 20.2% of our total revenues for the three and nine months ended September 30, 2001, respectively, from 11.7% and 10.4% for the three and nine months ended September 30, 2000.

Professional Services Other

      Our professional services other expenses were $7.7 million for the three months ended September 30, 2001, a decrease of 62.5% over $20.5 million for the three months ended September 30, 2000. Our professional services other expenses were $32.6 million for the nine months ended September 30, 2001, a decrease of 40.8%

over $55.0 million for the nine months ended September 30, 2000. These decreases in professional services other expenses were primarily due to decreases in our headcount and overall salary costs associated with our restructuring efforts. We expect a further decrease in salary costs as a result of our July 2001 restructuring and we expect these salary costs to continue to decline as we plan to continue to moderate hiring, take advantage of voluntary attrition and continue to evaluate voluntary and involuntary reduction in personnel where employees appear to be underutilized. Although professional services expense decreased in absolute dollars, as a percentage of revenues, it increased to 55.3% and 77.5% for the three and nine months ended September 30, 2001, respectively, from 54.8% and 53.0% for the three and nine months ended September 30, 2000, respectively, due primarily to the decline in revenues discussed above. As we continue to recognize the benefits from our July 2001 restructuring and implement our November 2001 restructuring, we expect professional services other expense to decline as a percentage of revenue.

Professional Services Stock-Based Compensation

      We recognize deferred stock-based compensation in connection with the granting of options to purchase our common stock to our employees with purchase or exercise prices that are less than the deemed fair market value at the grant date. Deferred stock-based compensation is being amortized over the vesting period of the stock options, generally 4 years. Our professional services stock-based compensation expenses were ($57,000) for the three months ended September 30, 2001, a decrease of 101.6% over $3.6 million for the three months ended September 30, 2000. Our professional services stock-based compensation expenses were ($1.6) million for the nine months ended September 30, 2001, a decrease of 108.8% over $17.5 million for the nine months ended September 30, 2000. As a percentage of revenues, professional services stock-based compensation expenses decreased to (0.4%) and (3.7%) for the three and nine months ended September 30, 2001, respectively, from 9.6% and 16.9% for the three and nine months ended September 30, 2000, respectively. These decreases are the result of the reversal of stock-based compensation amortized related to unvested shares for terminated employees combined with a decline in stock-based compensation expense as deferred stock-based compensation becomes fully amortized. As of September 30, 2001, we had an aggregate of $3.2 million of deferred stock-based compensation relating to professional services remaining to be amortized. We expect the remaining annual amortization of stock-based compensation for professional services for fiscal years ended 2001, 2002 and 2003 to be $739,000, $2.0 million and $521,000, respectively, based on current vesting periods. These amounts may be reduced as employees leave and the remaining vesting periods are adjusted.

Selling, General and Administrative Other

      Our selling, general and administrative other expenses were $9.5 million for the three months ended September 30, 2001, a decrease of 58.1% over $22.7 million for the three months ended September 30, 2000. Our selling, general and administrative other expenses were $41.9 million for the nine months ended September 30, 2001, a decrease of 35.4% over $64.9 million for the nine months ended September 30, 2000. These decreases are the result of decreased salary, benefits, training, recruiting and retention costs associated with the decrease in personnel, partially offset by increased facilities, rent and depreciation costs associated with our new building leases in San Francisco, Toronto, Detroit and New York. As a percentage of revenues, selling, general and administrative other expenses increased to 68.5% and 99.8% for the three and nine months ended September 30, 2001, respectively, from 60.8% and 62.5% for the three and nine months ended September 30, 2000, respectively. This increase was primarily the result of the decline in revenues discussed above. As we continue to recognize the benefits from our July 2001 restructuring and implement our November 2001 restructuring, selling, general and administrative other expense is expected to continue to decline as a percentage of revenue.

Selling, General and Administrative Stock-Based Compensation and Other Stock-Based Charges

      Our selling, general and administrative stock-based compensation and other stock-based charges were ($2.1) million for the three months ended September 30, 2001, a decrease of 125.5% over $8.3 million for the three months ended September 20, 2000. Our selling, general and administrative stock-based compensation and other stock-based expenses were $3.6 million for the nine months ended September 30, 2001, a decrease of 87.8% over $29.3 million for the nine months ended September 30, 2000. As a percentage of revenues, selling, general and administrative stock-based compensation and other stock-based charges decreased to (15.2%) and 8.5% for the three months ended September 30, 2001, respectively, from 22.2% and 28.3% for the three and nine months ended September 30, 2000, respectively. These decreases are the result of the reversal of stock-based compensation amortized related to unvested shares for terminated employees combined with a decline in stock-based compensation expense as deferred stock-based compensation becomes fully amortized. As of September 30, 2001, we had an aggregate of $5.2 million of deferred stock-based compensation relating to selling, general and administrative services remaining to be amortized. We expect the remaining annual amortization of stock-based compensation for selling, general and administrative services for fiscal years ended 2001, 2002, 2003 and thereafter to be $1.3 million, $3.1 million, and $817,000, respectively, based on current vesting periods. These amounts may be reduced as employees leave and the remaining vesting periods are adjusted.

      In connection with the $30.0 million revolving credit facility obtained on August 27, 1999, we issued a warrant on September 13, 1999 that entitled Omnicom Group to purchase 2,249,076 shares of common stock and recorded a deferred bank facility charge of approximately $18.2 million. This amount is being amortized on a straight-line basis over the longer of 36 months, the term of the credit facility, or until the credit facility is terminated. For the three and nine months ended September 30, 2001 and 2000, we recognized bank facility expense of $1.5 million and $4.5 million, or 10.9% and 10.8% of revenues, and $1.5 million and $4.5 million, or 4.1% and 4.4% of revenues, respectively. As of September 30, 2001, we had $5.5 million relating to this deferred bank facility charge remaining to be amortized. We expect the remaining annual amortization of the deferred bank facility charge for fiscal years ended 2001 and 2002 to be $1.5 million and $4.0 million, respectively. The amortization may be recognized earlier if the credit facility is terminated.

Restructuring Expense

      On July 24, 2001, we announced our third restructuring plan eliminating approximately 80 positions, distributed 55% among professional service staff and 45% among corporate service staff. This restructuring was in addition to our March 29, 2001 and December 14, 2000 restructurings. On March 29, 2001, we announced our second restructuring plan eliminating approximately 300 positions, distributed 75% among professional service staff and 25% among corporate service staff. On December 14, 2000 we announced our first restructuring plan, which eliminated approximately 270 positions, distributed 70% among professional service staff and 30% among corporate service staff. As part of our restructuring efforts, we have closed our Atlanta, Boston, Chicago and Singapore facilities.

      During the third quarter of 2001, we recorded an additional restructuring charge of $10.3 million. The additional charge consists of $6.3 million resulting from a change in estimate related to facilities, $2.5 million related to fixed asset write offs, $1.5 million of additional severance which was paid during the third quarter of 2001, and $12,000 of other related items.

      We have recorded total restructuring charges of $47.0 million. The total cash outlay for our restructuring efforts announced through September 30, 2001 is expected to be approximately $31.4 million. The remaining $15.6 million consists of non-cash charges primarily for asset write-offs. As of September 30, 2001, an aggregate of $12.7 million in cash had been paid out under the restructuring plans. Of the remaining cash outlay of $18.7 million, $2.4 million is expected to occur over the next three months, while the remaining $16.3 million is to occur in 2002 and beyond.

Investment Loss

      For the three months ended September 30, 2001, we recorded an investment loss of $33,000 related to Retail Options LLC. For the nine months ended September 30, 2001, we recorded investment losses of $1.9 million related to Retail Options LLC, Etown, WebVan Group, Worldy Investor, WebExpress, and Stan Lee Media.

Interest Expense

      Interest expense represents interest expense incurred on our financing obligations. We recognized interest expense of $24,000 and $14,000 for the three months ended September 30, 2001 and 2000, respectively, and $144,000 and $279,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase for the three months ended September 30, 2001 is due to interest related to the letter of credit relating to the Company’s San Francisco facility lease. The decrease for the nine months ended September 30, 2001 was due to the fact that there were no outstanding borrowings under the revolving credit facility for the first three quarters of 2001 as was the case for the three and nine months ended September 30, 2000.

Interest Income

      Interest income represents interest income generated from our cash and cash equivalents, restricted cash and short-term investments. We recognized interest income of $169,000 and $1.1 million for the three months ended September 30, 2001 and 2000, respectively, and $1.3 million and $3.0 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease for the three and nine months ended September 30, 2001 was due to a decrease in our cash balances and a decrease in the interest rates we earned on our investments. For the three and nine months ended September 30, 2001, we invested our cash balances in treasury securities, money market funds and high grade, short-term commercial paper.

Liquidity and Capital Resources

      On February 18, 2000, we completed an initial public offering of 6,325,000 shares of our common stock (including the exercise of the underwriters’ over-allotment option) at $20.00 per share and realized net proceeds of approximately $115.8 million. The primary purposes of this offering were to obtain additional equity capital to assist with our growth strategies, create a public securities market for our common stock and facilitate future access to public markets. We have used, and expect to continue to use, the proceeds for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. Pending such uses, we have invested the net proceeds of this offering in treasury securities, money market funds, and high quality, short-term commercial paper. Prior to our initial public offering, we primarily financed our operations through the issuance of convertible preferred stock, borrowings under equipment lines of credit and borrowings under a revolving credit facility. As of September 30, 2001, we had 9.3 million in cash and cash equivalents and $11.8 million in restricted cash used to collateralize letters of credit on our leased office space, which is restricted as to use. Our principal commitments consist of obligations outstanding under operating leases, with respect to which we expect to pay $2.9 million over the next three months, $13.1 million in 2002 and $117.6 million thereafter. We also have capital leases and software financing agreements, with respect to which we expect to pay $143,000 over the next twelve months and $37,000 in 2002. In addition, we have obligations to pay $2.4 million over the next three months and $16.3 million in 2002 and beyond, related to our restructuring efforts.

      Net cash (used in) provided by operating activities was $(42.4) million and $2.0 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities for the nine months ended September 30, 2001 reflects increased net losses combined with decreases in accounts payable and deferred revenue partially offset by the non cash portion of restructuring charge and decreases in accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2000, reflects net losses and increases in accounts receivable and costs in excess of billings, partially offset by increases in accounts payable and accrued expenses and by stock-based compensation and other stock-based charges.

      Net cash used by investing activities was $5.7 million and $34.4 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in investing activities in each quarter primarily reflects purchases of property and equipment. The decrease from September 30, 2000 reflects our efforts to reduce capital expenditures.

      Net cash (used in) provided by financing activities was $(223,000) and $107.3 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used by financing activities for the nine months ended September 30, 2001 was primarily due to payments made for the repurchase of common stock from terminated employees and payments on long-term debt. Net cash provided by financing activities for the nine months ended September 30, 2000 was primarily due to the proceeds from our initial public offering partially offset by the repayment of the revolving line of credit.

      Capital expenditures, excluding capital leases, were $5.2 million and $33.8 million for the nine months ended September 30, 2001 and 2000, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer equipment, computer software, other internal software implementations and leasehold improvements. Prior to our initial public offering, we had generally funded capital expenditures through the use of capital leases, equipment lines of credit and software financing agreements. However, subsequent to our initial public offering we have funded expenditures with the related proceeds. We expect that our capital expenditures will decline in the future as we take advantage of capital expenditures made in prior years and further moderate our headcount.

      On August 27, 1999, we entered into a revolving credit facility with Omnicom Group that allowed us to borrow up to $30.0 million at the lender’s commercial paper rate plus 3.0% until the closing of our initial public offering. The revolving credit facility was primarily used for working capital purposes. Upon the completion of our initial public offering in February 2000, the borrowing limit available under the revolving credit facility was reduced to $15.0 million at the lender’s commercial paper rate plus 1.25% through September 30, 2002, and the amount outstanding including interest was repaid in full. This credit facility contains some restrictions and any borrowings under the credit facility require us to comply with financial covenants and are secured by some of our investments. These financial covenants include minimum revenue targets, limitations on loans by us to officers and directors and limitations on capital equipment purchases. We exceeded the limitations on capital equipment purchases and made loans (since repaid) to officers in excess of the contractual limitations during the year ended December 31, 2000. All of the capital equipment purchases and the loans were approved by the board of directors. As of September 30, 2001, there are no borrowings outstanding under this credit facility. We have requested a waiver from Omnicom Group relating to the financial covenants. If we utilize this facility prior to receiving the waiver, borrowing will be due and payable on demand.

      We have several capital leases with various vendors for equipment used in our operations with lease terms ranging from four to six years. In the aggregate, the leases carry an implicit interest rate of 8.25% and the monthly payments range from $1,000 to $5,000 under the terms of these leases. As of September 30, 2001, the remaining aggregate obligation under these capital leases was approximately $74,000.

      We have incurred substantial losses and negative cash flow from operations since inception. As of September 30, 2001, we had an accumulated deficit of $205.6 million, while we are taking actions to reduce our cost structure, we currently expect to continue to use cash to fund operating losses, to acquire and retain customers and to restructure agreements. We currently expect that our available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet our targeted cash needs through at least 2001, provided that we achieve our targeted revenues, efficiencies and cost reductions, restructure certain partnerships and other relationships and, on a timely basis, complete certain asset sales and collect certain accounts receivable. If we are unable to complete any of these actions as scheduled or on the terms currently contemplated, we may have to significantly reduce our operations and our business may be adversely affected.

      Any projections of future cash needs and cash flows are subject to substantial uncertainty. We are also subject to unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the Internet professional services industry or the acquisition of businesses with negative cash flows, which developments may necessitate additional financing. We may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to:

•	fund our operations and capital expenditures;

•	take advantage of favorable business opportunities;

•	acquire complementary businesses or technologies;

•	develop and upgrade our technology infrastructure;

•	reduce outstanding debt;

•	develop new product and service offerings;

•	take advantage of favorable conditions in capital markets;

•	respond to competitive pressures; or

•	restructure lease obligations relating to our facilities.

      The capital markets, and in particular the public equity market for Internet service companies, have traditionally been volatile and have demonstrated that volatility over the past 16 to 18 months. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We can make no assurance that any additional financing will be available on terms favorable, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or they may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit our operating flexibility.

      Our common stock is currently trading at prices less than $1 per share. If our stock continues to trade at this level, our common stock could be delisted from The Nasdaq National Market, thus adversely affecting or limiting or restricting our ability to raise funds through stock issuances. On June 27, 2001, we received a notice from the staff of The Nasdaq Stock Market that our common stock had failed to maintain the minimum bid price of $1.00 required for continued listing on The Nasdaq National Market. On July 3, we requested a hearing before Nasdaq’s Listing Qualification Panel. We submitted our written appeal and made an oral presentation to the Listing Qualification Panel on August 17, 2001. At the hearing, we presented a plan demonstrating that we could comply with the continued listing requirements and discussed extenuating circumstances that support our stock’s continued listing on The Nasdaq National Market.

      In order to maintain The Nasdaq National Market listing of our shares of common stock, on August 22, 2001, our board of directors approved a reverse stock split of our common stock and recommended approval of the action by our stockholders at a Special Meeting of Stockholders called for that purpose and to be held October 19, 2001. On September 21, 2001, we filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission regarding the Special Meeting of Stockholders.

      By letter dated October 2, 2001, the Nasdaq’s Listing Qualifications Panel informed us that, in light of the Nasdaq’s September 27, 2001 moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq Stock Market until January 2, 2002, the Nasdaq’s Listing Qualifications Panel had determined to continue the listing of our securities on The Nasdaq National Market.

      The letter from the Nasdaq further explained that, when the Nasdaq moratorium ends on January 2, 2002, we would be non-compliant with the Nasdaq listing requirements if we fail to satisfy the applicable standard for 30 consecutive trading days following January 1, 2002. If, after a 30-day period, we fail to meet the closing bid price or market float criteria, then the Nasdaq could impose another 90-day period after which delisting proceedings could be reinstituted.

      Based on the foregoing information, on October 4, 2001 our board of directors withdrew its approval of the reverse split of our common stock and its recommendation that our stockholders approve the matter at a special meeting. As a result, we have canceled the Special Meeting of Stockholders previously scheduled for October 19, 2001.

      We have formed a Special Committee of the board of directors to carry out the process of exploring alternatives for enhancing shareholder value, including the possible sale of the Company and our continued operation of the business as an independent company. The Special Committee, as of July 31, 2001, is composed of Dr. Howard Morgan and Mr. James Barnett. The Special Committee has retained Bear, Stearns & Co. Inc. as its financial advisor. Our board of directors has received the Acquisition Proposal from Seneca to acquire our publicly held shares, constituting 16.8 million shares of our common stock, not already owned or under contract to be purchased by Seneca for $0.33 per share. Payment for these shares would be made in cash at closing and is not dependent on improvements in our future results of operations. We have referred the Acquisition Proposal to the Special Committee of the board of directors for evaluation and negotiation. The Special Committee emphasized that no conclusions can or should be drawn at this time as to the effect that this process will have on enhancing shareholder value. There can be no assurance that the alternatives that the Special Committee is exploring will actually occur.

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

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are required to be adopted during our fiscal year beginning March 1, 2002, however early adoption is acceptable. We are currently in the process of evaluating the potential impact the adoption of SFAS 142 will have on our consolidated financial position or results of operations.

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

Risks Related to Organic

We may be unable to manage effectively the restructurings we initiated in each of the past four quarters, which could result in our being unable to control our costs and implement our business strategies effectively.

      In December 2000, we announced a restructuring of our business, which included a reduction in workforce and the closure of two offices, among other steps that we took to reduce expenses. In March and July 2001, we announced additional restructurings, which included further reductions in our workforce and the closure of two more offices. In November 2001, we announced another restructuring to be implemented through the fourth quarter of 2001, which included further reductions in headcount in a continuing effort to balance capacity with client demand. The planning and implementation of our restructurings has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructurings may negatively affect our employee turnover, recruiting and retention of key employees.

      If we are unable to implement our restructuring efforts effectively, our expenses could increase more quickly than our revenues or our revenues could decline as a result of our failure to service new client engagements adequately, either of which would seriously harm our business, financial condition, results of operations and cash flows. If we find that our restructurings implemented through the fourth quarter of 2001 are insufficient to balance our expenses with our revenues, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount, to close additional offices or to undertake a restructuring of our service offering. Alternatively, if we reduce headcount, diminish skill sets or experience attrition at levels which would prevent us from effectively servicing our current client engagements, then our ability to retain or expand the scope of our existing client engagements or win new client engagements may be impaired, which in turn could seriously harm our reputation and results of operations.

The acquisition transaction proposed by Seneca Investments LLC is subject to many conditions, and closing may occur on a delayed basis or not at all, which could have a negative impact on our business operations, contractual relationships and employee relations.

      On September 18, 2001, we announced that we had received a non-binding proposal from Seneca Investments LLC to acquire the shares of common stock held by our public stockholders for $0.33 per share. Seneca’s proposal stated that closing of the acquisition of public shares would be subject to the following conditions:

•	participation in the transaction by the holders of at least half of our shares not currently owned or under contract to be purchased by Seneca;

•	the closing of Seneca’s purchase of the additional shares from our majority stockholder pursuant to a separate agreement;

•	documentation satisfactory to Seneca of relevant changes relating to our San Francisco office lease;

•	the absence of any material adverse change affecting us or any material defaults on our part with respect to any of our material contracts; and

•	other customary conditions.

      Seneca has presented the proposal letter to our board of directors, which we filed with the Securities and Exchange Commission on September 18, 2001. As we have previously disclosed, our board of directors formed a special committee in May 2001 to evaluate and negotiate strategic alternatives such as the transaction proposed by Seneca. This special committee has two members who serve as outside directors and are not employed by us or affiliated with Cinagro, Organic Holdings, Seneca or Omnicom Group Inc. We can offer no assurance that the special committee will be able to negotiate a definitive agreement on acceptable terms to the special committee or to a majority of our public shareholders, whose consent is currently required under the terms of the Seneca proposal.

      We are conducting discussions with the landlord as to the restructuring of our San Francisco office lease and understand that Seneca and our majority stockholder are discussing possible changes to their prior share purchase agreement. To date, representatives of Seneca and our special committee have engaged in only preliminary discussions regarding Seneca’s September 18 proposal. In light of this and the other uncertainties relating to Seneca’s September 18 proposal, there can be no assurance that this transaction will proceed or, if so, as to its timing or its ultimate terms.

      The closing of any transaction with Seneca is subject first to the closing of Seneca’s purchase of all of the capital stock of Cinagro, Inc., a wholly owned subsidiary of Organic Holdings pursuant to the share purchase agreement entered into between the parties on September 18, 2001, the terms of which agreement are currently being renegotiated by the parties. It is uncertain when Cinagro, which owns 59% of the Company’s outstanding shares of common stock, and Seneca, which currently owns 22% of our stock, will complete this share purchase, if at all. The consummation of this transaction would result in Seneca’s holding 81% of our shares of common stock. That transaction itself is subject to a number of closing conditions, many of which are beyond the control of both the Company and Organic Holdings. If the share purchase agreement between Cinagro and Seneca is not completed or if Seneca’s proposed acquisition of our common stock is not completed for any reason, we may be subject to various material risks, including the following:

•	the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the acquisition will be completed;

•	continuing or new client relationships may be adversely affected to the extent that they are dependent on a transaction such as Seneca’s proposal going forward; and

•	costs related to the acquisition, such as legal, accounting and financial adviser fees, must be paid even if the acquisition is not completed.

      Ongoing negotiation and discussions with and due diligence inquiries from Seneca with our senior management require time and effort on the part of our senior management that could be spent on other activities. This diversion of our management’s attention and resources could adversely affect our financial condition and results of operations. Additionally, our current and prospective employees may experience uncertainty about their future roles with us. This may also adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

      Some closing conditions of the proposal made to us and of the share purchase agreement with Organic Holdings contemplate renegotiating contracts or obtaining consents from parties with whom we contract. If we are unable amicably to renegotiate or obtain consents from these parties, our ability to meet the closing conditions may be impaired and our business relationships with these parties may also be negatively affected. In addition, our customers and suppliers, in response to announcements regarding the proposed acquisition, may delay or defer decisions concerning us. Any delay or deferral in those decisions by our customers and suppliers could have a material adverse effect on us, regardless of whether the acquisition is ultimately completed.

      In addition, while the share purchase agreement between Seneca, Cinagro and Organic Holdings is in effect, Organic Holdings has agreed not to vote in favor of any extraordinary transactions involving us, such as a merger, sale of assets or other business combination. This impairs our ability to solicit, initiate, encourage or enter into such transactions with any other party.

Terrorist attacks and threats of or actual war may negatively impact our business.

      Terrorist attacks in New York City and Washington, D.C. on September 11, 2001 have disrupted commerce throughout the United States. The continued threat of terrorism within the U.S. and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that this disruption results in delays or cancellations of customer orders, a general decrease in corporate spending on Internet consulting services and products, or our inability to effectively service our customers or market our services and products, our business and results of operations could be materially and adversely affected. In particular, the operations of our office in New York City may be harmed as a result of the terrorist attacks on New York City. Our primary New York office space at the Woolworth Building, located near the World Trade Center, was rendered temporarily untenantable by the attacks on the World Trade Center. We have terminated our lease at the Woolworth Building, have secured short-term office space in the Midtown district of Manhattan and are seeking long-term office space in Manhattan. We are unable to predict whether the threat of terrorism or the responses to it will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition.

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

      Unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the Internet professional services industry or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to:

•	fund our operations and capital expenditures;

•	take advantage of favorable business opportunities;

•	acquire complementary businesses or technologies;

•	develop and upgrade our technology infrastructure;

•	reduce outstanding debt;

•	develop new product and service offerings;

•	take advantage of favorable conditions in capital markets;

•	respond to competitive pressures; or

•	restructure lease obligations relating to our facilities.

      The capital markets, and in particular the public equity market for Internet service companies, have traditionally been volatile and have demonstrated that volatility over the past 16 to 18 months. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure you that the additional financing will be available on favorable terms, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or we may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing may involve restrictive covenants that would limit our operating flexibility.

Our revenues could be significantly reduced by the loss of a major client.

      We derive a significant portion of our revenues from a limited number of clients. The loss of any of these major clients, if not replaced, could dramatically reduce our revenues. For example, for the three and nine months ended September 30, 2001, our five largest clients accounted for approximately 72.1% and 71.1% of our total revenues, respectively, with DaimlerChrysler accounting for approximately 47.9% and 36.0% of our revenues, for the three and nine months ended September 30, 2001.

We may be unable to retain talented personnel who are essential for completing client projects, which could harm our performance on existing projects and reduce our ability to obtain new projects.

      Our business is labor intensive, and thus our success depends on training and retaining talented professionals. All of our current employees and senior managers are employed on an at-will basis. If a significant number of our current employees, contractors or senior managers leave, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenues. In addition, our industry and business are subject to high turnover rates among employees. As a result, we may be unable to successfully retain qualified personnel. As of September 30, 2001, we had 347 full time employees.

      The failure to retain the necessary personnel would reduce our capacity to handle new client engagements and therefore reduce our revenue. Additionally, our past and current restructurings have significantly reduced our headcount, among other things, which may have the effect of lowering employee morale and increasing attrition. If we have reduced headcount or skill sets or experience attrition at levels at which we are unable effectively to service our existing client engagements, then our ability to retain or expand the scope of our existing client engagements or win new client engagements may be impaired, which in turn could seriously harm our reputation and results of operations.

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

      Most of our current projects are on a fixed-fee basis, rather than on a time and materials basis. We often fix the fee and timeframe before we finalize the design specifications. The risk of miscalculations in pricing is high because we work with complex technologies in compressed timeframes, and therefore it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time necessary to complete our projects, we could have cost overruns and we could lose money on these projects, which could seriously harm our operating results.

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

      On August 22, 2001, in order maintain our compliance with The Nasdaq National Market’s minimum bid price listing requirement, our board of directors approved a reverse stock split of our common stock and resolved to present the matter for approval to our stockholders in a Special Meeting of Stockholders to be held October 19, 2001. On October 2, 2001, the Nasdaq’s Listing Qualifications Panel determined to continue the listing of our securities on The Nasdaq National Market. Consequently, our board of directors withdrew its approval of the reverse split of our common stock and its recommendation that our stockholders approve the matter at a special meeting. As a result, we canceled the Special Meeting of Stockholders previously scheduled for October 19, 2001. When the Nasdaq moratorium ends, if our common stock fails to comply with the minimum bid requirements for the period specified in Nasdaq’s marketplace rules, then our common stock may be subject to delisting at that time.

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

      If our common stock is not listed on The Nasdaq National Market and trades below $1.00 per share, our common stock may be deemed to be penny stock. In this case, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to a sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent that disclose recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

We may have difficulty in managing our international operations, which could harm our business and financial condition.

      An important element of our strategy has been to maintain our business in international markets. In addition to our domestic operations, as of October 31, 2001 we have the following international operations: São Paulo, Brazil, which opened in February 1999; London, England, which opened in April 1999; and Toronto, Canada, which opened in January 2000. Our international offices generally provide the same or similar services as our domestic offices, sometimes in conjunction with our domestic offices. Our management may have difficulty in managing our international operations because of distance, as well as language and cultural differences. Our management cannot assure you that they will be able to market and deliver our services successfully in foreign markets.

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

      If any of these risks should materialize, our international and domestic businesses, financial conditions, results of operations and cash flows could be harmed. Our revenues derived from international operations were 21.6% and 20.2% of our total revenues for the three and nine months ended September 30, 2001, respectively.

Prior to our initial public offering, we had granted options to purchase common stock at low exercise prices, which will result in additional compensation expense in the future and reduce our reported earnings.

      Prior to our initial public offering, we granted employees options to purchase our common stock at exercise prices below the deemed fair market value on the date of grant. For the three months ended September 30, 2001, we granted options to purchase up to 200,000 shares of common stock to employees with an exercise price of $0.32 to per share. As of September 30, 2001, we had $8.4  million deferred stock-based compensation remaining that will be amortized over the next three years as the options vest, which will dilute any future earnings that we may achieve.

      In June 2001, the board of directors approved a one-time repricing of stock options for our Chief Executive Officer. We recorded $425,000 of deferred stock-based compensation for the three months ended June 30, 2001, as a result of the repricing. We repriced 2,250,000 options and granted an additional 250,000 options, all at an exercise price of $0.26 per share with a vesting period of four years. In accordance with variable plan accounting, we remeasure deferred stock-based compensation at each period presented as the amount by which the quoted market value of the Company’s stock exceeds the option exercise price, multiplied by the unvested number of shares. Deferred stock-based compensation is expensed consistent with FIN No. 28, over the vesting period of the options.

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

      We have experienced operating losses as well as net losses for the three and nine months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001 and 2000, our net losses were $11.4 million and $16.5 million, respectively. For the nine months ended September 30, 2001 and 2000, our net losses were 180.5% and 58.7% of total revenues, respectively. We may not be able to regain previous revenue growth or revenue levels. In addition, we have in the past invested heavily in development of our infrastructure. Although we expect that this amount of investment will be less in the near term, we may still need to maintain some level of infrastructural investment. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, our ability to finance continuing operations will be negatively impacted, and as a consequence the market price for our common stock may decline even further.

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

The recent terrorist attacks in the U.S. could adversely affect the price and liquidity of our stock.

      Following the recent terrorists attacks in the United States, and in particular in New York City on September 11, 2001, there has been substantial volatility in the national equity markets. The attacks may have affected the price of the Company’s shares traded on The Nasdaq National Market. Any significant military or other response by the U.S. or its allies, future terrorists attacks or the anticipation of any such actions or events may have a further adverse impact on the U.S. and world economies and thus may adversely impact demand for our services, and the liquidity and price of our shares.

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

      In addition, we have recently experienced planned turnover in several senior management positions during the past several months, including the departure of our President, Chief Financial Officer, Chief Legal and Administrative Officer, Chief Technology Officer and Chief Creative Officer. We have filled the CTO position with an external hire and are seeking to fill the Chief Creative Officer position. We will not be seeking to fill the other positions in the near term. While we believe that there will be no disruption to our business operations, there can be no assurance that we will be able to recruit and retain qualified senior management from outside the organization or to fill or accommodate this open position utilizing existing employees.

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

If we are unable to protect our intellectual property rights adequately, our reputation could be damaged and our competitive position could be harmed.

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

Downturns in the Internet infrastructure and related markets may decrease our revenues and margins.

      The market for our services and products also depends on economic conditions affecting the broader Internet infrastructure and related markets. Recent downturns in these markets may cause enterprises and customers to delay or cancel projects, reduce their overall Internet consulting budgets or reduce or cancel orders for our services and products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our services and products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events and economic conditions, some businesses may curtail or eliminate capital spending on Internet consulting services and products.

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

Foreign Currency Risk

      As of September 30, 2001, we have had transactions in Brazil, Canada, the United Kingdom, and Singapore. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in Brazil, Canada, the United Kingdom, and Singapore. The effect of foreign exchange rate fluctuations for the nine months ended September 30, 2001 was $629,000. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2001 we had $3.2 million in cash and cash equivalents denominated in foreign functional currencies.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

     IPO Allocation Lawsuits

      Between June 1 and July 3, 2001, six related, putative class action lawsuits were filed in the United States District Court for the Southern District of New York, on behalf of all persons who purchased our stock between February 9 and December 6, 2000 pursuant or traceable to our initial public offering prospectus. (Soper v. Organic, Inc., et al.; Ball v. Organic, Inc., et al.; Eads v. Organic, Inc., et al.; Selevan v. Organic, Inc., et al.; Bourke v. Organic, Inc., et al.; Shelly v. Organic, Inc., et al.). The plaintiffs challenge certain IPO allocation practices by our underwriters and the disclosure about those practices in our IPO documents. Each complaint names as defendants the Company and three of our officers and/or directors at the time of our IPO, Jonathan Nelson, Michael Hudes and Susan L. Field. The various complaints also name as defendants some combination of the following underwriters: Goldman Sachs Group, Inc.; Crédit Suisse First Boston Corp.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Salomon Smith Barney, Inc.; Thomas Weisel Partners LLC; and Dain Rauscher, Inc.

      In five of the six complaints, the plaintiffs are suing the Company and the individual defendants for alleged violations of sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). In the remaining complaint, entitled Shelly v. Organic, the plaintiffs also claim that the Company and the individual defendants violated section 10(b), Section 20(a) and Rule 106-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In all of the complaints, the plaintiffs assert claims against the underwriters under section 10(b) of the Exchange Act and sections 11 and 12 of the Securities Act. The complaints seek to hold all defendants liable for class damages and statutory compensation in an amount to be determined at trial, plus interest, costs and attorneys’ fees.

      On August 8, 2001, all of the IPO allocation actions, including the lawsuits involving the Company, were transferred to Judge Scheindlin for coordinated pre-trial proceedings. There are approximately 800 of these purported securities class action lawsuits against approximately 170 issuers, including the six complaints against the Company. On October 12, 2001, the court appointed as lead counsel an executive committee of plaintiffs’ firms (which included six such plaintiffs’ firms). The motions to appoint lead plaintiff and to consolidate the actions are pending. The lawsuits are in their early stages and no discovery has started. The defendants’ time to answer the complaints has been adjourned until after the filing of an amended complaint by the plaintiffs. Because the litigation is at a very early stage, we are unable to assess the likelihood of an unfavorable outcome and can make no determination as to the amount or range of potential loss, if any. We intend to contest these actions vigorously.

     Broker’s Commission Litigation

      On May 16, 2000, an individual real estate broker and former employee of a real estate brokerage company which had performed work for us filed suit in United States District Court in New York City seeking recovery from the Company and others for brokers’ commissions he claims due. (Kades v. Organic, Inc. et al.) The complaint alleges claims for violation of the Racketeering Influenced Corrupt Organizations (RICO) Act, misrepresentation, interference with contractual relations and other causes of action and seeks compensatory and punitive damages against all defendants. On October 18, 2000, the plaintiffs filed a Second Amended Complaint. On November 21, 2000, the Company and its codefendants filed a motion to dismiss the Second Amended Complaint. The Court has not yet ruled on the motion or set a date for oral argument. We and our codefendants believe that these claims lack any merit and intend to contest them vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      On August 22, 2001, in order maintain our compliance with The Nasdaq National Market’s minimum bid price listing requirement, our board of directors approved a reverse stock split of our common stock and resolved to present the matter for approval to our stockholders in a Special Meeting of Stockholders to be held October 19, 2001. On October 2, 2001, the Nasdaq’s Listing Qualifications Panel determined to continue the listing of our securities on The Nasdaq National Market. Consequently, our board of directors withdrew its approval of the reverse split of our common stock and its recommendation that our stockholders approve the matter at the special meeting. As a result, we canceled the Special Meeting of Stockholders previously scheduled for October 19, 2001.

      Our annual meeting of stockholders is scheduled for December 14, 2001. The record date for the annual meeting was October 31, 2001.

Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits Index:

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is the same as those set forth below.

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of Registrant(1)
3.2	—	Amended and Restated Bylaws of Registrant(1)
4.1	—	Reference is made to Exhibits 3.1 and 3.2
4.2	—	Specimen Certificate of the Registrant’s common stock(1)
4.3	—	Rights Agreement between Registrant and EquiServe Trust Company, N.A., as Rights Agent(2)
4.4	—	Investors’ Rights Agreement by and among Registrant, Organic Holdings, Inc. and Omnicom Group, Inc., dated February 8, 2000(1)
4.5	—	Amendment No. 1 to Rights Agreement between Registrant and EquiServe Trust Company, N.A., as Rights Agent(3)
10.26	—	Stock Option Agreement between Registrant and Mark Kingdon, dated February 7, 2001(4)
10.27	—	Amended Employment Agreement between Registrant and Mark Kingdon, dated June 20, 2001(5)
10.28	—	Amended Stock Option Agreement between Registrant and Mark Kingdon, dated June 20, 2001(5)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-91627).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(3)	Incorporated herein by reference to Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A filed April 16, 2001.

(4)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(5)	Incorporated herein by reference to Exhibit 10.27 and Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

      (b)  Reports on Form 8-K

      A current report on Form 8-K dated June 5, 2001 announced the postponement of the Company’s annual meeting of stockholders until October 30, 2001 and the resolution by the Company’s board of directors that the record date for the annual meeting would be September 14, 2001.

      A current report on Form 8-K was filed on July 25, 2001, containing a press release dated July 24, 2001 reporting the registrant’s financial results for the second quarter of fiscal 2001.

      A current report on Form 8-K was filed on August 22, 2001, to announce that the Company’s board of directors approved a reverse stock split of the Company’s common stock and resolved to present the matter for approval to the Company’s stockholders in a Special Meeting of Stockholders to be held October 19, 2001. The Company’s board of directors also resolved to postpone the Company’s annual meeting of stockholder until December 14, 2001.

      A current report on Form 8-K was filed on September 18, 2001, to announce that Organic Holdings LLC, the holding company of the Company, entered into a Share Purchase Agreement with Seneca Investments LLC.

      A current report on Form 8-K was filed on October 4, 2001, to announce the cancellation of the special meeting of the stockholders to consider a reverse a stock split. The report further explained that The Nasdaq National Market’s Listing Qualification Panel had determined to continue the Company’s listing.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Organic, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANIC, INC.

By: /s/ MARK KINGDON
_______________________________________ Mark Kingdon
Chief Executive Officer

By: /s/ STEVEN VATTUONE
_______________________________________ Steven Vattuone
Vice President, Finance
(Principal Financial Officer and Chief
Accounting Officer)

November 13, 2001